Form 10QSB
period 1995-09-30
POWER CELL INC
filed 1995-11-14
CIK 798539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number 0-15379


                                POWER-CELL, INC.
           ----------------------------------------------------------
              Exact name of Registrant as specified in its charter


      Colorado                                        84-1029701
----------------------                      ----------------------------------
State of Incorporation                      IRS Employer Identification Number


                       660 Preston Forest Center Box 200
                              Dallas, Texas  75230
                                214/373-1887
          -----------------------------------------------------------
          Address and telephone number of principal executive offices


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----

The number of shares of common stock of the Registrant outstanding at September 30, 1995 was 6,216,875.

                                POWER-CELL, INC.

                 INDEX
Part I           Financial Information                                                                              PAGE
                 ---------------------


                 Balance sheet - September 30, 1995 (unaudited)                                                      3

                 Unaudited condensed statements of operations - three months ended September 30, 1995 and 1994 and the period from
                 January 21, 1987 (date of incorporation) to September 30, 1995.                                     4

                 Unaudited condensed statements of cash flows - three months ended September 30, 1995 and 1994 and the period from
                 January 21, 1987 (date of incorporation) to September 30, 1995.                                     5-6

                 Note to condensed financial statements                                                              7

                 Management's discussion and analysis of financial condition and
                 results of operations                                                                               8-9

Part II          Other Information                                                                                  10
                 -----------------

                 Signature Page                                                                                     11
                 --------------

                                POWER-CELL, INC.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                                                                        September 30,
                                                                                            1995
                                                                                        -------------
                                                                                         (Unaudited)

                                                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $      22,686
   Other                                                                                          900
                                                                                        -------------

      Total Current Assets                                                                     23,586

   Investment in partnership                                                                   31,787
                                                                                        -------------

      Total Assets                                                                      $      55,373
                                                                                        =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $      27,261

ADVANCES PAYABLE                                                                               20,000

STOCKHOLDERS' EQUITY:
   Common stock, par value $.0001 per share; 750,000,000
     shares authorized; 6,216,875 shares issued and
     outstanding                                                                                  622
   Additional paid-in capital                                                               1,528,898
   Deficit accumulated during the development stage                                        (1,521,408)
                                                                                        -------------

      Total Stockholders' Equity                                                                8,112
                                                                                        -------------

      Total Liabilities and Stockholders' Equity                                        $      55,373
                                                                                        =============





                See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                                     Period from
                                                                                                   January 21, 1987
                                                                                                   (date of Incor-
                                                              Three Months Ended                    poration) to
                                                                 September 30,                      September 30,
                                                                 -------------                     ---------------
                                                             1995            1994                         1995
                                                             ----            ----                         ----

REVENUES - interest and other                             $     354       $     283                $     176,098


EXPENSES:
   Product development                                          -              -                         225,478
   General and administrative                                 4,156           4,775                    1,439,322
   Interest                                                     -               -                         32,706
                                                          ---------       ---------                -------------
      Total expenses                                          4,156           4,775                    1,697,506
                                                          ---------       ---------                -------------

NET LOSS                                                  $  (3,802)      $  (4,492)               $  (1,521,408)
                                                          =========       =========                =============

NET LOSS PER SHARE OF
   COMMON STOCK                                           $     *         $    *
                                                          =========       =========


* Less than $0.01 per share.





                See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      Period from
                                                                                    January 21, 1987
                                                       Three Months Ended           (date of Incor-
                                                           September 30,             poration) to
                                                       -------------------           September 30,
                                                      1995            1994                1995
                                                    --------       ---------         -------------

OPERATING ACTIVITIES:
   Net loss                                         $ (3,802)      $  (4,492)        $ (1,521,408)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Amortization and depreciation                      -                -                 24,644
     Other                                              -                -                    741
     Changes in operating asset and
       liabilities:
      Increase in other current assets                  -                -                   (900)
      Increase in other
        assets                                          -                -                (16,400)
      Increase (decrease) in accounts
        payable and accrued expenses                    (800)         (7,475)              27,261
                                                    --------       ---------         ------------

NET CASH USED IN OPERATING
  ACTIVITIES                                          (4,602)        (11,967)          (1,486,062)

INVESTING ACTIVITIES:
  Purchase of fixed assets                              -               -                  (8,985)
  Investment in partnership                             -               -                 (11,787)
                                                    --------       ---------         ------------

NET CASH USED IN INVESTING
  ACTIVITIES                                            -               -                 (20,772)
                                                    --------       ---------         ------------

FINANCING ACTIVITIES:
  Issuance of common stock and
      exercise of warrants                              -             50,000            1,533,020
  Stock issuance costs                                  -             (3,500)              (3,500)
                                                    --------       ---------         ------------
   NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                  -             46,500            1,529,520
                                                    --------       ---------         ------------





                See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)

                                                                                    Period from
                                                                                 January 21, 1987
                                                          Three Months Ended      (date of Incor-
                                                             September 3           poration) to
                                                    ------------------------       September 30,
                                                      1995           1994              1995
                                                   ---------      ----------       -------------
INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (4,602)         34,533             22,686

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                              27,288          10,537                -
                                                   ---------      ----------       ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                 $  22,686      $   45,070       $     22,686
                                                   =========      ==========       ============





                See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                          NOTE TO FINANCIAL STATEMENTS
                                  (Unaudited)

A.       Basis of Presentation

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent audited financial statements included in its report on Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission.

         The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                                POWER-CELL, INC.
                        (a development stage enterprise)



         Management's Discussion and Analysis of Financial Condition and Results ofOperations Liquidity and Capital Resources

         On October 21, 1992, the company entered into a limited partnership agreement with several other limited partners and a sole general partner to provide for management, funding, manufacturing and marketing of the Power Cell reserve battery unit on a worldwide basis. The company initially owned an 11% interest in the limited partnership, which may increase or decrease due to the occurance of certain events. The interest decreased to 9.47% during fiscal 1995 due to the addition of outside investors, resulting in a pro rata dilution. In addition, a separate license royalty agreement between the Company and the limited partnership provides that the Company will receive royalty payments on all Power Cell units produced and sold in the Untied States and its territories. Royalty payments on international sales of Power Cell units will be paid to individual rights holders, some of which are affiliates of the Company, and all of which are limited partners in the Partnership.
         The production model Phase I initially required the general partner to fund $800,000 for this purpose, which was subsequently amended to $1,000,000. As of June 30, 1994, the general partner had met this requirement. Subject to satisfactory test results, the general partner was required to provide a minimum of $1,250,000 to implement Phase II, which is the manufacturing and marketing of the reserve battery unit. On June 20, 1995, the general partner had completed this funding requirement.

         The contract agreement has no provision for direct funding by Power Cell, Inc. Its earnings, if any, will be derived from an interest in the limited partnership together with royalties, if any, from the license royalty agreement.

         The Company had working capital (deficit) of $(4,575) at September 30, 1995. Management is currently evaluating its future course of action. It is anticipated that the general partner will soon announce a manufacturing program for the reserve battery unit and a comprehensive marketing plan. This development would assist management in evaluating various alternates for improvement in its financial condition. The Company is currently reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and or an integral part of an existing operation.

         The general partner has informed the Company that limited production of the unit will commence in November 1995; and it expects the product will be introduced to the T.V. and print media market in January 1996, followed by introduction to the retail market in May 1996.

         The potential for the general partner to withdraw from the limited partnership is considered to be a negligible possibility. Based upon the recent funding on June 20, 1995, the production and marketing plans all indicate a very positive position. However, in the event such action did occur management believes a replacement funding partner could be obtained from industry sources and or investors.

                                POWER-CELL, INC.
                        (a development stage enterprise)



         Results of Operation

         The company has been engaged in organizational and capital raising activities since inception through September 30, 1995. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                          PART II - OTHER INFORMATION


      Item 1.             Legal Proceedings - Not applicable

      Item 2.             Changes in Securities - Not applicable

      Item 3.             Default Upon Senior Securities - Not applicable

      Item 4.             Submission of Matters to a Vote of Security Holders - Not applicable

      Item 5.             Other Information - Not applicable

                          The Company believes the potential market for the Product includes every operator of a car, truck or boat that uses a battery for starting purposes.  The Company intends to develop, manufacture and market the Product through one or more third-party companies specializing in the manufacture and national distribution of batteries.

      Item 6.             Exhibits and Reports on Form 8-K

                          (a) Exhibit 27 - Financial Data Schedule

                                POWER-CELL, INC.
                        (a development stage enterprise)





                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                POWER-CELL, INC.
                                ----------------
                                  (Registrant)






Date:  November 8, 1995                      /S/ James C. Rambin
       ----------------                      -----------------------------------
                                                 James C. Rambin, President
                                                 and Principal Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                           Description
-------                          -----------

  27            Financial Data Schedule