Form 10-Q
period 1995-12-31
POWER CELL INC
filed 1996-02-14
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-15379


                               POWER-CELL, INC.
           Exact name of Registrant as specified in its charter


      Colorado                                       84-1029701
State of Incorporation                   IRS Employer Identification Number

                        660 Preston Forrest Center
                                  Box 200
                            Dallas, Texas 75230
                                214/373-1887
        Address and telephone number of principal executive offices


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                          Yes   [X]      No [ ]


The number of shares of common stock of the Registrant outstanding at December 31, 1995 was 6,216,875.

       1


                              POWER-CELL, INC.

          INDEX                                                   PAGE
Part I    Financial Information

          Balance sheet - December 31, 1995 (unaudited)             3

          Unaudited condensed statements of operations - three
          and six month period ended December 31, 1995 and 1994
          and the period from January 21, 1987 (date of
          incorporation) to December 31, 1995.                      4

          Unaudited condensed statements of cash flows - six
          months ended December 31, 1995 and 1994 and the
          period from January 21, 1987 (date of incorporation)
          to December 31, 1995.                                     5

          Note to condensed financial statements                    6

          Management's discussion and analysis of financial
          condition and results of operations                      7-8

Part II   Other Information                                         9

          Signature Page                                           10

       2

                               POWER-CELL, INC.
                       (a development stage enterprise)

                                BALANCE SHEETS

                                                   December 31,
                                                       1995
                                                   ------------
                                                    (Unaudited)
                    ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                         $    17,179


INVESTMENT IN PARTNERSHIP                               31,787
                                                   ------------
   Total Assets                                    $    48,960
                                                   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $    27,261

ADVANCES PAYABLE                                        20,000

STOCKHOLDERS' EQUITY:
 Common stock, par value $.0001 per share;
   750,000,000 shares authorized; 6,216,875
   shares issued and outstanding                           622
 Additional paid-in capital                          1,528,898
 Deficit accumulated during the development stage   (1,527,815)
                                                   ------------

   Total Stockholders' Equity                            1,705
                                                   ------------

   Total Liabilities and Stockholders' Equity      $    48,966
                                                   ============

See accompanying notes to financial statements

       3


                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                                 Period from
                                                                               January 21, 1987
                                                                                  (Date of
                                Three Months Ended          Six Months         Incorporation) to
                                   December 31,            December 31,        December 31, 1995
                                ------------------       ------------------    -----------------
REVENUES - interest and other   $    187  $    353       $    541  $   636        $   176,285

EXPENSES:
   Product development               -         -              -        -              225,478
   General and administrative      6,594     5,934         10,750    10,709         1,445,916
   Interest                          -         -              -        -               32,706
                                --------- ---------      --------- ---------      ------------
      Total expenses               6,594     5,934         10,750    10,709         1,704,100
                                                                                  ------------
NET LOSS                        $ (6,407) $ (5,581)      $(10,209) $(10,073)      $(1,527,815)
                                ========= =========      ========= =========
NET LOSS PER SHARE OF
     COMMON STOCK               $    *    $    *         $    *    $    *
                                ========= =========      ========= =========

See accompanying notes to financial statements.

       4


                              POWER-CELL, INC.
                      (a development stage enterprise)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               Period from
                                                            January 21, 1987
                                                            (date of Incor-
                                  Six Months Ended            poration) to
                                    December 31,              December 31,
                                   1995        1994                 1995
                                ---------    --------        -----------------
OPERATING ACTIVITIES:
Net loss                        $ (10,209)  $(10,073)        $   (1,527,815)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Amortization and depreciation      -          -                    24,644
  Other                              -          -                       741
  Changes in operating asset and
   liabilities:
  Increase in other current assets    900       -                      -
  Increase in other assets           -          -                   (16,400)
  Increase (decrease) in accounts
    payable and accrued expenses      800     (8,025)                27,261


NET CASH USED IN OPERATING
  ACTIVITIES                      (10,109)   (18,098)            (1,491,569)


INVESTING ACTIVITIES:
Purchase of fixed assets             -          -                    (8,985)
Investment in partnership            -          -                   (11,787)

NET CASH USED IN INVESTING
  ACTIVITIES                         -          -                   (20,772)

FINANCING ACTIVITIES:
Issuance of common stock and
  exercise of warrants               -        50,000              1,533,020
Stock issuance costs                 -        (3,500)                (3,500)

NET CASH PROVIDED BY
  FINANCING ACTIVITIES               -        46,500              1,529,520

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS            (10,109)    28,402                 17,179

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD           27,288     10,537                   -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD              $  17,179   $ 38,939          $      17,179


See accompanying notes to financial statements

       5

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

     The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

       6


                               POWER-CELL, INC.
                      (a development stage enterprise)

     Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

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

     The Company had a working capital deficit of $10,082 at December 31, 1995. Management is currently evaluating its future course of action. It is anticipated that the general partner will soon announce a manufacturing program for the reserve battery unit and a comprehensive marketing plan. This development would assist management in evaluating various alternates for improvement in its financial condition. The Company is currently reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and or an integral part of an existing operation.

     The general partner has informed the Company that limited production of the unit began in December 1995; and it expects the product will be introduced to the T.V. and print media market in March 1996, followed by introduction to the retail market in May 1996. The production and marketing efforts were both delayed due to litigation issues. The pending litigation was discussed in previous filings.

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

       7

                              POWER-CELL, INC.
                      (a development stage enterprise)

     Results of Operations

     The company has been engaged in organizational and capital raising activities since inception through December 31, 1995. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

       8


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

Item 6.        Exhibits and Reports on Form 8-K - Not applicable


       9


                               SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              POWER-CELL, INC.
                                (Registrant)





Date: February 14, 1996               /s/ James C. Rambin
                                      James C. Rambin, President
                                      and Principal Financial Officer


      10