Form 10QSB
period 1996-03-31
POWER CELL INC
filed 1996-05-10
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

        Commission File Number 0-15379


                                POWER-CELL, INC.
                                ----------------
              Exact name of Registrant as specified in its charter


        Colorado                                           84-1029701
        --------                                           ----------
State of Incorporation                        IRS Employer Identification Number

                           660 Preston Forrest Center
                                     Box 200
                               Dallas, Texas 75230
                                  214/373-1887
                                  ------------
           Address and telephone number of principal executive offices


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                    Yes [X]     No [ ]


The number of shares of common stock of the Registrant outstanding at March 31, 1996 was 6,216,875.

                                POWER-CELL, INC.

         INDEX

Part I   Financial Information                                              PAGE

         Balance sheet - March 31, 1996 (unaudited)                           3

         Unaudited condensed  statements of operations - three and nine month period ended March 31, 1996 and 1995 and the period
         from January 21, 1987 (date of incorporation) to March 31, 1996.     4

         Unaudited  condensed  statements  of cash flows - nine  months ended March 31, 1996 and 1995 and the period from
         January 21, 1987 (date of incorporation) to March 31, 1996.          5

         Note to condensed financial statements                               6

         Management's discussion and analysis of financial condition and
         results of operations                                               7-8

Part II  Other Information                                                    9

         Signature Page                                                      10

                                POWER-CELL, INC.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                                                      March 31,
                                                                        1996
                                                                    (Unaudited)
             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   13,662


INVESTMENT IN PARTNERSHIP                                               31,787
                                                                    -----------
       Total Assets                                                 $   45,449
                                                                    ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   26,761

ADVANCES PAYABLE                                                        20,000

STOCKHOLDERS' DEFICIT:
   Common stock, par value $.0001 per share; 750,000,000
     shares authorized; 6,216,875 shares issued and
     outstanding                                                           622
   Additional paid-in capital                                        1,528,898
   Deficit accumulated during the development stage                 (1,530,832)
                                                                    -----------

       Total Stockholders' Deficit                                      (1,312)

       Total Liabilities and Stockholders' Deficit                  $   45,449
                                                                    ===========

                 See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                   Period from
                                                                                                January 21, 1987
                                                                                                    (Date of
                                        Three Months Ended                 Nine Months          Incorporation) to
                                              March 31,                      March 31,              March 31,

                                          1996           1995            1996         1995           1996
                                       ---------      ---------       ---------    ---------      -----------
REVENUES - interest and other          $     141      $     338       $    682     $     974      $   176,426
EXPENSES:
   Product development                        -              -              -             -           225,478
   General and administrative              3,158          4,309         13,908        15,018        1,449,074
   Interest                                   -              -              -             -            32,706
                                       ---------      ---------       --------     ---------      -----------
       Total expenses                      3,158          4,309         13,908        15,018        1,707,258
                                                                                                  -----------
NET LOSS                               $  (3,017)     $  (3,971)      $(13,226)    $ (14,044)     $(1,530,832)
                                       =========      =========       ========     =========      ===========
NET LOSS PER SHARE OF
   COMMON STOCK                        $     *        $      *        $     *      $      *
                                       =========      =========       ========     =========


                 See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Period from
                                                                                 January 21, 1987
                                                                                 (date of Incor-
                                                       Nine  Months  Ended        poration) to
                                                          December 31,              March 31,
                                                      1996            1995             1996
                                                  -----------     -----------     -------------
OPERATING ACTIVITIES:

Net loss                                          $  (13,226)     $  (14,044)     $ (1,530,832)
Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Amortization and depreciation                         -               -              24,644
   Other                                                 -               -                 741
   Changes in operating asset and
   liabilities:
   Increase in other current assets                      900             -                 -
   Increase in other assets                              -               -             (16,400)
   Increase (decrease) in accounts
       payable and accrued expenses                   (1,300)         (9,025)           26,761
                                                  -----------     -----------     -------------
NET CASH USED IN OPERATING
   ACTIVITIES                                        (13,626)        (23,069)       (1,495,086)
INVESTING ACTIVITIES:
   Purchase of fixed assets                              -               -              (8,985)
   Investment in partnership                             -               -             (11,787)
                                                  -----------     -----------     -------------
NET CASH USED IN INVESTING
   ACTIVITIES                                            -               -             (20,772)
                                                  -----------     -----------     -------------
FINANCING ACTIVITIES:
   Issuance of common stock and
       exercise of warrants                              -            50,000         1,533,020
   Stock issuance costs                                  -            (3,500)           (3,500)
                                                  -----------     -----------     -------------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                  -            46,500         1,529,520
                                                  -----------     -----------     -------------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (13,626)         23,431            13,662
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                             27,288          10,537               -
                                                  -----------     -----------     -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                               $   13,662      $   33,968      $     13,662
                                                  ===========     ===========     =============

                                POWER-CELL, INC.
                        (a development stage enterprise)

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


A.   Basis of Presentation
     ---------------------

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

     The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                                POWER-CELL, INC.
                        (a development stage enterprise)


     Management's  Discussion and Analysis of Financial Condition and Results of
                   Operations Liquidity and Capital Resources
                   ------------------------------------------

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

     The Company had a working capital deficit of $13,099 at March 31, 1996. Management is currently evaluating its future course of action. It is anticipated that the general partner will soon announce a manufacturing program for the reserve battery unit and a comprehensive marketing plan. This development would assist management in evaluating various alternates for improvement in its financial condition. The Company is currently reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and or an integral part of an existing operation.

     The general partner has informed the Company that limited production of the unit began in December 1995; and it had expected the product to be introduced to the T.V. and print media market in March 1996, followed by introduction to the retail market in May 1996. The production and marketing efforts were both delayed due to litigation issues. On May 2, 1996 the Company was informed that the initial specialized equipment has the potential to produce one complete battery every two minutes of actual production time. Further, the initial marketing introduction will be a direct response television launch expected in the next few weeks.

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

                                POWER-CELL, INC.
                        (a development stage enterprise)

     Results of Operations
     ---------------------

     The company has been engaged in organizational and capital raising activities since inception through March 31, 1996. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

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



                                POWER-CELL, INC.
                                  (Registrant)





Date: May 10, 1996                               /s/ James C. Rambin
                                                 James C. Rambin, President
                                                 and Principal Financial Officer