Form 10KSB
period 1996-06-30
POWER CELL INC
filed 1996-10-15
CIK 798539

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934

For the fiscal year ended                                    Commission File
June 30, 1996                                                Number 0-15379



                                Power-Cell, Inc.
               (Exact name of registrant as specified in charter)

                Colorado                                      84-1029701
--------------------------------------------------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)



       660 Preston Forest Center, Box 200
       Dallas, Texas                                          75230
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

                             (214) 373-1887
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:
                                           $.0001 par value common stock

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes      X        No
                                                  ---              ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $630,000. This calculation is based upon the average of the bid and asked prices of the Registrant's Common Stock on June 30, 1996.

The number of shares of the Registrant's $.0001 par value Common Stock outstanding as of September 30, 1996 was 6,216,875.

                                     PART I

Item 1.       Business
              --------

     (a)      General Development of Business.
              --------------------------------

              On December 27, 1988, the United States Patent and Trademark Office issued a United States' Letter Patent to Power-Cell, Inc., a Colorado corporation (the "Company") relating to certain features of the Company's replaceable low-cost reserve battery charger unit. The patent entitles the Company to prohibit others from making, using or selling the invention claimed for a period of seventeen (17) years from the date of issue. The Company filed a Divisional Patent Application on September 19, 1988 relating to other aspects of the battery charger unit. The Company was advised on August 22, 1989 that certain of its claims contained in its Divisional Patent Application are allowable by the U.S. Patent Examiner and the patent will advance to issue. Based upon the results of a search conducted of the Untied States Patent and Trademark Office records in March 1987, it was determined that there were no U.S. patents that would be infringed by the manufacturing and marketing of the Product, and no patents have subsequently come to the attention of the Company which would be infringed. In addition, the Company has filed for patent protection relating to the battery charger unit in thirteen foreign countries and was advised on August 8, 1989 that its patent application in Spain, Italy, Great Britain, Australia and Argentina has been approved for issue. There can be no assurance that such additional patent protection can or will be obtained.

              On May 27, 1989, the Company entered into a letter of intent (the "Letter of Intent") with Daewoo Heavy Industries, Inc., of Seoul, Korea ("DHI") to complete the development program for the Company reserve battery charger unit (the "Product"). The Letter of Intent provided that DHI would bear most costs and expenses related to development of the Product. The Company would provide technical assistance and pay regulatory costs. Upon satisfactory development of the Product pursuant to the development program, the parties intended to negotiate a definitive agreement for the manufacture and distribution of the Product on a worldwide basis.

              Negotiations pursuant to the Letter of Intent were terminated in September, 1990. DHI informed the Company that DHI's prime bank would not approve a loan to DHI for the Product on the grounds of government policies to regulate the business diversification of conglomerates in Korea. In addition, DHI informed the Company that DHI's Board of Directors decided to postpone indefinitely DHI's participation in the project due to increased wage and material costs for cases and plates, the strength of the Korean won, and the general problem of oil price increases caused by the crises in the Persian Gulf.

              Power Cell, Inc. entered into an Agreement of Limited Partnership on October 9, 1992, by and among Reserve Battery, Inc., a Colorado corporation as general partner (the name of the general partner was amended to read "Reserve Cell Limited Liability Company", General Partner of Reserve Battery Cell, L.P.), and other parties at interest.

              The parties, as above, formed a limited partnership with the name of "Reserve Battery Cell, L.P" subject to the provisions of the Colorado Uniform Limited Partnership Act of 1981, as amended, to develop, manufacture, market and sell the reserve battery product lines; to obtain financing and refinancing to accomplish the foregoing purposes and other provisions normally required in such projects.

              Power Cell, Inc. has a participation of 7.35% percent in the Reserve Battery Cell, L.P., that may be increased or decreased, due to certain events pending, namely the legal action of Reserve vs. Osmic et al.(See item 3, page 5). Should Reserve prevail in this matter, the 5.34% interest of Osmic in the limited partnership will be canceled and re-allocated on a pro rata basis between Reserve, Power Cell, Inc. and the international rights holders. Further, the right to participate in 41% of the Power Cell, Inc. domestic royalties should also be canceled. The three year option of Osmic to acquire 200 thousand PCI common shares at $1.00 per share expired on March 5, 1995. (originally 20 million shares at a one cent per share cost, adjusted for a 100/1 reverse split of the common shares effective November 21, 1994). In addition, PCI will receive royalty payments on all units produced and sold in the United States and its possessions. Royalty payments on international sales of the unit will be paid to individual international rights holders or their designees, some of which are affiliates of PCI, and all of which are limited partners in the partnership, on the following basis: one-third (33 1/3%) to J. C. Rambin; one-third (33 1/3%) to Rudy Marich; one-third to Howard Farkas (75% of 1/3) and Burt Kanter (25% of 1/3).

              Power Cell, Inc. entered into a License Agreement on October 9, 1992, by and among Reserve Battery Cell, L.P., a Colorado limited partnership (Reserve), the International Rights Holders and other parties at interest. The license agreement granted to Reserve included the rights to the patents, technology and the Domestic and International Rights, to develop, produce, market and sell the product.

              The separate license royalty agreement between the Company and the Partnership provides that the Company will receive royalty payments on all Power Cell units produced and sold in the Untied States and its territories from 5% to 20% of annual gross per unit. Royalty payments on international sales of Power Cell units will be paid to individual international rights holders, some of which are affiliates of the Company (director and/or significant shareholders), and all of which are limited partners in the Partnership.

     (b)      Financial Information About Industry Segments.
              ----------------------------------------------

              Not applicable.

     (c)      Narrative Description of Business.
              ----------------------------------

              The Company was organized in April 1986 to seek out and evaluate potential business opportunities. It received $360,000 in net proceeds, before offering expenses of approximately $44,000, from its initial public offering of 400,000 Units of its Common Stock and Class A Warrants ("Units") that closed in December 1986. From the close of that offering until the Spring of 1987, the Company evaluated various business opportunities. In May 1987, the company and Balzac Investments, Inc. ("Balzac") entered into a Merger Agreement. The Merger was completed on February 19, 1988 after the declaration of effectiveness of the Company's Post Effective Amendment Number 6 to its Registration Statement of Form S-18. Upon consummation of the Merger, the Company changed its name to Power-Cell, Inc. The reason for this name change was that the primary business of the Company was the development for eventual manufacture and marketing of the Product.

              In January 1987, Balzac purchased the rights to a battery charger product (the "Product"). As a result of the Merger, the rights to manufacture, market and distribute the Product and all related technology in the Untied States and its territories now belong to the Company. Other individuals and entities who are all former shareholders of Balzac, own all the international rights to the Product. The Product is a reserve battery approximately 6 inches by 8 inches encased in hard form plastic that is designed to be carried in a car and used to charge a "dead" automotive battery. The Product utilizes a lead acid cell commonly used in marine batteries. Marine batteries have been reported to have retained full capacity after storage for up to nine years. Approximately 12 minutes after plugging the Product into the cigarette lighter of a car, the Product is designed to transfer enough energy to the "dead" battery to allow a normal restart. The Product is designed to be used once and then be replaced. The Company does not consider the Product to be hazardous.

              The Company believes the potential market for the Product includes every operator of a car, truck or boat that uses a battery for starting purposes. The Company intends to develop, manufacture and market the Product through one or more third-party companies specializing in the manufacture and national distribution of batteries. Prior to the Merger, Balzac executed a royalty agreement with its shareholders and assigned the international rights to the Product to certain of its shareholders, both of which were conditions precedent to the Merger. The company is not entitled to international rights to the Product and, therefore, has no right to manufacture, market or distribute the Product outside the United States and its territories. The Company is also obligated to pay the expenses incurred in filing foreign patent applications for the Product which expenses will be reimbursed out of a royalty interest granted to the shareholders of Balzac prior to the Merger. These international rights are currently owned by four individuals and entities, all of which are principal shareholders of the Company.

              Management intends that the Product, if marketed and distributed, will compete with many other products including batteries, battery chargers and jumper cables. Many manufacturers of these products are established, well-financed entities with greater financial resources than the Company, well-established products, existing markets, customer lists and established distribution centers.

              The Company has no full-time or part-time employees but uses one consultant, who devotes substantially all of his time to the Company's business.

     (d)      Financial Information About Foreign and Domestic Operations and
              ---------------------------------------------------------------
              Export Sales.
              -------------

              Not applicable.

Item 2.       Properties
              ----------

               The Company owns no real estate. The Company currently shares office space in Dallas, Texas with J. C. Rambin on a deferred payment basis.

Item 3.       Legal Proceedings
              -----------------

              On December 23, 1993, a complaint was filed, and amended on December 28, 1993, in District Court, County of Arapahoe, State of Colorado.

       * The plaintiffs are Reserve Cell Limited Liability Company, a Colorado limited liability company, and as the General Partner for Reserve Battery Cell, L.P., a Colorado Limited Partnership.

       * The defendants are National Digital Electronics, Inc., a Texas corporation, OSMIC, Inc., a Texas corporation, Onkar S. Modgil and Ramon V. Jarrell.The allegations and claims for relief involve; Disregard of Corporate fictions, civil conspiracy, Breach of RBC Partnership contract, Breach of License Agreement, Specific performance of License Agreement, Breach of Development Contract, Intentional Interference with Contractual obligations, Fraud by False Representation, Fraud by Non-disclosure or Concealment, Misappropriation of Trade Secrets, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty and Exemplary Damages.



Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------


              A special meeting of the shareholders of Power Cell, Inc. was held in Dallas, Texas on June 30, 1993. Its purpose was to consider and vote to ratify, approve and adopt the Agreement of Limited Partnership and the License Agreement, both dated October 9, 1992 by and among Reserve Battery Cell L.P. (the partnership), Power Cell, Inc. and other parties at interest. The proposal was approved, ratified and adopted.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              -----------------------------------------------------------------

              Matters.
              --------

              The initial public offering of Units of the Company's Common Stock and Class A Warrant was completed on December 16, 1986 and, between that time and May 16, 1988, the date on which the Company's Warrants were redeemed, (Gross Proceeds received
              $1,284,000 - Note C) Units of the Company's Common Stock and Warrants were traded in the over-the-counter market. The Company's Common Stock began trading in the over-the-counter market on March 4, 1987. The Company's outstanding common share were reduced by a reverse split at a ratio of 100-1, effective November 21, 1994. As of June 30, 1995, the Company had 886 shareholders of record.

              The following table sets forth the range of quarterly high and low bid quotations for the Common stock for the periods indicated. Quotations are inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.




                                  PERIOD                                                       COMMON STOCK

                                                                                           High              Low

     A.       July 1, 1994 to September 30, 1994                                           $.025           $.0001

              October 1, 1994 to December 31, 1994                                         $.750            $.250

              January 1, 1995 to March 31, 1995                                            $.625            $.250

              April 1, 1995 to June 30, 1995                                               $.310            $.120

     B.       July 1, 1995 to September 30, 1995                                           $.125            $.125

              October 1, 1995 to December 31, 1995                                        $.0625           $.0625

              January 1, 1996 to March 31, 1996                                          $.09375          $.08375

              April 1, 1996 to June 30, 1996                                              $.1875            $.125


Item 6.       Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
              and Results of Operations Liquidity and Capital Resources
              ---------------------------------------------------------

              On October 21, 1992, the company entered into a limited partnership agreement (see General Development of Business section for outline of various contract terms and conditions) with several other limited partners and a sole general partner to provide for management, funding, manufacturing and marketing of the Power Cell reserve battery unit on a worldwide basis. The company initially owned an 11% interest in the limited partnership, which may increase or decrease due to the occurrence of certain events. The interest decreased to 7.35% during fiscal 1996 due to the addition of outside investors, resulting in a pro rata dilution. In addition, a separate license royalty agreement between the Company and the limited partnership provides that the Company will receive royalty payments on al Power Cell units produced and sold in the United States and its territories. Royalty payments on international sales of Power Cell units will be paid to individual international rights holders, or their designees, some of which are affiliates of the Company, and all of which are limited partners in the partnership, as follows: one-third (33 1/3%) to J.
              C. Rambin; one-third (33 1/3%) to Rudy Marich; one-third to Howard Farkas (75% of 1/3) and Burt Kanter (25% of 1/3).

              The contract agreement has no provision for direct funding of Power Cell, Inc. Its earnings, if any, will be derived from an interest in the limited partnership together with royalties, if any, from the license royalty agreement.

               On July 1, 1996, Reserve Battery Cell, L.P. (Reserve Battery) announced initial market release in select cities of the Power Cell Reserve Battery unit. According to Reserve

              Battery, the product will plug into a cigarette lighter or attach directly to battery terminals and recharge a battery even in extreme weather conditions (-10 degrees F to 100 degrees F) in a matter of minutes. Also, these small units can be stored for years, do not need to be recharged and never lose their power prior to activation. The Power Cell has the strength to recharge a battery more than once for a few weeks after it has been activated. It is a powerful 5 amp Hour battery and, with the additional purchase of a Power Inverter, will operate small household and other electronic appliances for hours during a power outage or emergency situation.

              Reserve Battery is currently marketing the product line through Direct Response Television, magazine print advertising, direct mail, and via their Web Site at www.safestart.com.

              Power Cell, Inc. has received information from Reserve Battery that, as of June 30, 1996, funds in excess of $4,118,000 had been expended on product development, capital equipment, operating capital, and marketing activities.

              Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of June 30, 1996 of $15,889.

              Results of Operations
              ---------------------

              The company has been engaged in organizational and capital raising activities since inception through June 30, 1996. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

Item 7.       Financial Statements

              INDEX TO FINANCIAL STATEMENTS
              -----------------------------

                                                                      Page

         Independent Auditor's Report                                  F-1

         Balance Sheets - June 30, 1996                                F-2

         Statements of  Operations - Years ended June 30, 1996
         and 1995 and for the period from January 21, 1987
        (date of incorporation) to June 30, 1996                       F-3

         Statements of Shareholders' Equity - For
         the period from January 21, 1987 (date
         of incorporation) through June 30, 1996                       F-4, F-5

         Statements of Cash Flows - Years  ended June 30, 1996
         and 1995 and for the period from January 21, 1987
        (date of incorporation) to June 30, 1996                       F-6

         Notes to Financial Statements                                 F-7

Item 8.       Changes in and Disagreements with Accountants on Accounting and
              ---------------------------------------------------------------
              Financial Disclosure Matters
              ----------------------------

              There were no changes in, nor disagreements  with,  accountants on
              accounting  and  financial   disclosure  matters  required  to  be
              disclosed in this Item.


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant
              --------------------------------------------------

              The following table sets forth the name and age of each director and their position and offices with the Company:

              Names                  Age        Current              Served as
                                               Position           Director Since
--------------------------------------------------------------------------------
              Howard L. Farkas        72        Director                 1988
              Burton W. Kanter        66        Director                 1988
              Rudy Marich             70        Director                 1989
              James C. Rambin         72        Director, President      1988


              Howard L. Farkas has been a director of the Company since February 1988. From 1981 to the present, he has been a part owner of Farkas Group, Inc., a general real estate brokerage company. In addition, Mr. Farkas, from 1962 to the present had been a director of the Union Bank and Trust, Denver, Colorado; from 1964 to the present he has been a director of Windsor Gardens Realty, Inc., a real estate brokerage firm; from 1980 to the present he had been a director of Northwest Engineering Company, Rapid City, South Dakota, a quarry and asphalt and concrete contractor; from 1980 to 1988 he was a director of Robert Halmi, New York, New York, a motion picture production company; from 1983 to the present he has been a director and chairman of the board of Logic Devices, Inc., Sunnyvale, California, a semiconductor design and manufacturing company; from 1985 to the present he has been a director of Synthetech, Inc., Albany, Oregon, a publicly held enzyme process manufacturing company; Mr. Farkas is also an officer and director of Acquisition Industries, Inc., a blind pool company. From 1969 through 1982, Mr. Farkas served as president and chairman of the board of Environmental Developers, Inc., a company which established and built planned residential communities. Mr. Farkas graduated from the University of Denver and received his B.S. degree in 1948, and became a certified public accountant in 1951. Mr. Farkas was a vice president of G.A.S. Corp., the corporate general partner of a limited partnership known as GAS Acquisition Services Limited Partnership, which filed for protection under Chapter 11 of the Bankruptcy Act on June 22, 1990. On September 23, 1992, Mr. Farkas filed for protection under Chapter 7 of the Bankruptcy Act.

               Burton W. Kanter is not currently an officer or principal shareholder of Company. Mr. Kanter has been a director of the Company since February 1988. Mr. Kanter has been of counsel to the law firm of Neal, Gerber & Eisenberg since February 1986. Prior to 1986, Mr. Kanter was a senior partner of the law firm Kanter & Eisenberg from 1980 to 1985. In addition, Mr. Kanter is Chairman of the Board of Walnut Capital Corp., a Small Business Investment Company which acts as a private venture capital firm. Mr. Kanter serves as a director of Scientific Measurement Systems, Inc., a manufacturer of industrial tomographic equipment, HealthCareCOMPARE Corp. a health utilization review company, Channel America, LPTV, Inc., a low-power television company, and a number of privately held companies. Mr. Kanter has written and spoken extensively on Federal tax matters and is a faculty member of the University of Chicago Law School.

               Rudy Marich has been a principal shareholder of Company since May 1988. On April 3, 1989 his shareholdings were transferred to Marich Investments, Ltd. (a Colorado limited partnership). Mr. Marich has over 30 years of experience in investment banking. For the past five years, Mr. Marich has been President of R.B. Marich, Inc., an investment bank and venture capital brokerage firm which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corp. R.B. Marich, Inc. acted as underwriter for Company's initial public offering. Mr. Marich earned a Master of Arts degree and a Bachelor of Arts degree from the University of Northern Colorado in 1952 and 1950, respectively. R.B. Marich, Inc. ceased operations in August, 1990. Mr. Marich is currently engaged as a private Investment Banking Consultant.

              James C. Rambin was a director of Balzac since its inception and has been a director of Company since February 1988. Mr. Rambin has also been President of Company since February 1988. From 1982 to the present, he has been President and a director of Sandia Financial, Inc., a Dallas, Texas corporate finance consulting firm. Mr. Rambin was President and a director of Oil City Petroleum, a publicly held oil production and development company, from August 1978 through September 1982, when he resigned as president. Mr. Rambin resigned as a director of Oil City in December 1983.

Item 10.      Executive Compensation
              ----------------------

              During the fiscal year ended June 30, 1995, no officer or director of the Company received any compensation for their services as such. James C. Rambin received $13,092 compensation for his services as an independent consultant to the Company.

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              --------------------------------------------------------------

              The following table sets forth the number of shares of Company's Common Stock and percentage of the outstanding shares of Company's Common Stock owned beneficially (1) by each officer, director and director nominee of Company; (2) by all officers and directors of Company as a group; and (3) by all other persons who are known to the Company to own more than 5% of Company's Common Stock. Except as noted, each shareholder has sole voting and investment power of the shares listed.



Names and Addresses                           Number of Shares                                      Percentage of
                                            Beneficially Owned                                  Outstanding Shares
--------------------------------------------------------------------------------------------------------------------

Howard L. Farkas (1, 2)
5460 S. Quebec Street
Suite 300
Englewood, CO  80111-1918                                    0                                               0.00%

S.A. Hellerstein
Trustee for the Farkas Trusts (2)
1139 Delaware Street
Denver, CO  80204                                    1,089,235                                              17.25%

Burton W. Kanter (1, 3)
2 N. LaSalle St.
Suite 2410
Chicago, IL  60602                                           0                                               0.00%

Windy City, Inc. (3)
8300 Boone Blvd., Suite 780
Vienna, VA  22182                                      363,078                                               5.84%

Rudy Marich (1, 5, 6)
Marich Investments, Ltd.
6025 S. Quebec, Suite 150
Englewood, CO  80111                                         0                                               0.00%

Thomas M. Vickers (5)
Trustee of the Marich Family Trust
6025 S. Quebec, Suite 150
Englewood, CO  80111                                 2,904,627                                              46.72%

James C. Rambin (1, 4, 6)
5619 Ridgetown Circle
Dallas, Texas  75230                                 2,904,627                                              46.72%

All Current Officers and Directors
as a group (4 in number)                             2,904,627                                              46.72%



     1.   Currently director of the company.

     2. The Farkas Trusts are a group of trusts of which the beneficiaries include family members of Howard L. Farkas, a director of the Company. Mr. Farkas disclaims beneficial ownership of the shares owned by the Farkas Trusts.

     3. Windy City, Inc. is a corporation composed of certain interests of family member of Burton W. Kanter, a director of the Company. Mr. Kanter disclaims beneficial ownership of shares owned by Windy City, Inc.

     4.   Currently an officer and director of the Company.

     5. Marich Investments, Ltd. a Trust organized under the laws of the State of Colorado.

     6. The Company has received a copy of a statement on Schedule 13D filed by Messrs. Marich and Rambin reporting that on September 3, 1988, they entered into a voting agreement with the intent of acting together concerning the voting power held by them as shareholders of the Company. Messrs. Marich and Rambin reported that they have shared voting power and shared dispositive power with respect to the shares owned by each of them of record. Mr. Marich owned or had beneficial ownership of 1,452,313 shares, and Mr. Rambin owned 1,452,313 shares of record. Mr. Marich has informed the Company that he has placed these 1,452,313 shares in Marich Investments, Ltd., a Trust organized under the laws of the State of Colorado.

Item 12.      Certain Relationships and Related Transactions.
              -----------------------------------------------

              The Company is obligated to pay a royalty to various individuals, including James C. Rambin, on sales of the Product and all products produced and/or sold in connection with the technology related to the Product. This royalty pertains to the initial acquisition of the technology.


                                     PART IV

Item 13.      Exhibits, Financial Statement, Schedules, and Reports on Form 8-K
              -----------------------------------------------------------------

     (a)      (1)   List of Financial Statements
                    ----------------------------

                    See Item 8.

              (2)   List of Financial Statement Schedules
                    -------------------------------------

                    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

              (3)   Listing of Exhibits
                    -------------------

                    The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

     (b)      Reports on Form 8-K
              -------------------

              None.


     (c)      Exhibits
              --------

              The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)      Financial Statement Schedules
              -----------------------------

              None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POWER-CELL, INC.
                                  (Registrant)


                            By:    ________________________________
                                      James C. Rambin, President


                                          Date:  __________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                    ---------------------------------------
                                    James C. Rambin, President and Director
                                    (Principal Executive Officer)




                                    --------------------------------------------
                                    Howard L. Farkas, Director




                                    --------------------------------------------
                                    Rudy Marich, Director




                                    --------------------------------------------
                                    Burton Kanter, Director

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Power Cell, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Power Cell, Inc. (a development stage enterprise) as of June 30, 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1996 and the period from July 1, 1989 through June 30, 1996, which is not separately presented. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Cell, Inc. (a development stage enterprise) as of June 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996, and the period from July 1, 1989 through June 30, 1996, which is not separately presented, in conformity with generally accepted accounting principles.

We have also audited the combination of the accompanying statements of operations and cash flows for the period from January 21, 1987 (date of incorporation) to June 30, 1989 into the period from January 21, 1987 to June 30, 1996. In our opinion, such statements have been properly combined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company's significant operating losses and limited financial resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP

Dallas, Texas
September 20, 1996

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               As of June 30, 1996




                    ASSETS



CURRENT ASSET -  Cash and cash equivalents                        $      10,372

INVESTMENT IN LIMITED PARTNERSHIP, at cost                               31,787
                                                                    -----------

       Total Assets                                               $      42,159
                                                                   ============


                    LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES -  Accounts payable and
   accrued expenses                                               $      26,261

ADVANCES PAYABLE                                                         20,000

COMMITMENTS AND CONTINGENCIES
   (Notes D, F, G and H)

SHAREHOLDERS' EQUITY:
    Common stock, $.0001 par value, 750,000,000 shares
     authorized; 6,216,875 shares issued and outstanding                    622
    Additional paid in capital                                        1,541,883
    Deficit accumulated in the development stage                     (1,546,607)
                                                                     ----------

         Total Shareholders' Deficit                                     (4,102)

         Total Liabilities and Stockholders' Deficit             $       42,159
                                                                 ==============







                 See accompanying notes to financial statements.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                                              For the period
                                                             from January 21,
                                                              1987 (Date of
                                                             Incorporation)
                                                             Year Ended June 30,
                                      1996         1995      to June 30, 1996
                                      ----         ----      ----------------
REVENUE
   Interest and other income     $     791     $   1,165      $      176,535

EXPENSES
   Product development                 -               -             225,478
   General and administrative       29,792        24,359           1,464,958
   Interest                            -               -              32,706
                                 ----------   ------------      -------------
                                    29,792        24,359           1,723,142
                                 ----------   ------------      -------------

       NET LOSS                  $ (29,001)   $  (23,194)     $   (1,546,607)
                                 ==========   ============    ================

NET LOSS PER SHARE               $       *    $        *
                                 ==========   ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                   6,216,875     6,199,000
                                 ==========    ===========


* Less than $ (.01)


                 See accompanying notes to financial statements.



                                                          POWER CELL, INC.
                                                 (A Development Stage Enterprise)

                                              STATEMENT OF SHAREHOLDERS'  EQUITY (DEFICIT)
                                             For  the  Period  From  January  21,  1987  (Date  of Incorporation)
                                                               through June 30, 1996



                                                                                                                          Deficit
                                                                                                                         Accumulated
                                                                             Common Stock              Additional        in the
                                                   Common Stock                Subscribed               Paid in          Development
                                                   ------------                ----------                -------         -----------
                                              Shares          Amount         Shares      Amount          Capital          Stage
                                              ------          ------        --------   --------          -------           -----

Issuance of stock on January 21, 1987         4,356,942        $  436           -          -                $  564       $       -
Net loss                                          -                 -           -          -                     -         (255,419)
                                            ------------   ----------       --------   --------        -----------       -----------
    BALANCE, June 30, 1987                    4,356,942           436           -          -                   564         (255,419)

Issuance of stock for legal services
  on February 17, 1988                          163,385           16            -          -                 1,234                -
Stock recorded upon reverse
  acquisition of Magellan                       925,850           93            -          -               285,427                -
Exercise of warrants                            560,698           56            -          -             1,195,194                -
Net loss                                              -            -            -          -                     -         (271,610)
                                            ------------   ----------       --------   --------       ------------       -----------
    BALANCE, June 30, 1988                    6,006,875          601            -          -             1,482,419         (527,029)

Net loss                                              -            -            -          -                    -          (273,357)
                                            ------------   ----------       --------   --------       ------------       -----------
    BALANCE, June 30, 1989                    6,006,875          601            -          -             1,482,419         (800,386)
Net loss                                              -            -            -          -                     -         (310,335)
                                            ------------   ----------       --------   --------       ------------       -----------
    BALANCE, June 30, 1990                    6,006,875          601            -          -             1,482,419       (1,110,721)
Net loss                                              -            -            -          -                     -         (199,455)
                                            ------------   ----------       --------   --------       ------------       -----------
    BALANCE, June 30, 1991                    6,006,875          601            -          -             1,482,419       (1,310,176)




                                                         -Continued-





                                                          POWER CELL, INC.
                                                 (A Development Stage Enterprise)

                                              STATEMENT  OF  SHAREHOLDERS'   EQUITY   (DEFICIT),
                                             Continued  For the Period From January 21, 1987 (Dateof Incorporation)
                                                                            through June 30, 1996


                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                             Common Stock,                                 in the
                                                   Common Stock               Subscribed           Additional             Paid in
                                              Shares            Amount       Shares      Amount      Capital               Stage
                                              ------           -------       ------      ------      --------            ----------
Net loss                                         -            $     -          -     $     -       $    -            $      (87,993)
                                           -----------------------------------------------------------------------------------------
     BALANCE, June 30, 1992                 6,006,875             601          -           -       1,482,419             (1,398,169)

Net loss                                            -               -          -           -            -                   (64,367)
                                           -----------------------------------------------------------------------------------------
     BALANCE, June 30, 1993                 6,006,875             601          -           -       1,482,419             (1,462,536)

Subscription of common stock
  on June 30, 1994                               -                 -        100,000      25,000       (2,500)                  -
Net loss                                         -                -            -           -            -                   (31,876)
                                           -----------------------------------------------------------------------------------------
     BALANCE, June 30, 1994                 6,006,875             601       100,000      25,000    1,479,919             (1,494,412)

Issuance of stock subscribed on
   July 14, 1994                              100,000              10      (100,000)    (25,000)      24,990                   -
Issuance of stock on July 14, 1994
   for commission on June 30, 1994
   stock offering                              10,000               1          -           -           2,499                   -
Issuance of stock on July 14, 1994            100,000              10          -           -          24,990                   -
Cost of stock issuance-legal fees
   and commissions                               -                 -           -           -          (3,500)                  -
Net loss                                         -                 -           -           -            -                   (23,194)
                                           -----------------------------------------------------------------------------------------
     BALANCE, June 30, 1995                 6,216,875         $   622          -           -       1,528,898              1,517,606

Issuance of stock options for
   legal fees                                    -                -            -           -          12,985                   -
Net loss                                         -                -            -           -            -                   (29,001)
                                           -----------------------------------------------------------------------------------------
     BALANCE, June 30, 1996                 6,216,875       $     622          -      $    -     $ 1,541,883         $  (1,546,607)
                                           =============     ============  =========   =========   ==============    ==============


                                              See  accompanying   notes   to   financial statements.

                                                 POWER CELL, INC.
                                         (A Development Stage Enterprise)
                                             STATEMENTS OF CASH FLOWS

                                                                                                For the Period
                                                                                               from January 21,
                                                                                                 1987 (Date of
                                                                 Year Ended June 30,           Incorporation)
                                                               1996              1995          to June 30, 1996
                                                           ----------        -----------       ----------------
OPERATING ACTIVITIES:
    Net loss                                            $   (29,001)      $    (23,194)         $ (1,546,607)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Amortization and depreciation                              -                  -                   24,644
    Loss on theft of equipment                                 -                  -                      741
     Issuance of stock options for services                  12,985               -                   12,985
    Changes in operating assets and liabilities:
        Decrease in other current assets                        900               -                     -
        (Increase) in other assets                             -                  -                  (16,400)
        Increase (decrease) in accounts payable
        and accrued expenses                                 (1,800)           (6,555)                26,261
                                                           ----------        -----------          -----------
    NET CASH USED IN
     OPERATING ACTIVITIES                                   (16,916)           (29,749)           (1,498,376)
                                                           ----------        -----------          -----------

INVESTING ACTIVITIES:
 Investment in limited partnership                             -                  -                 (31,787)
 Purchase of office equipment                                  -                  -                  (8,985)
                                                           ----------        -----------          -----------
    NET CASH USED IN INVESTING
     ACTIVITIES                                                -                  -                 (40,772)
                                                           ----------        -----------          -----------

FINANCING ACTIVITIES:
 Advance received                                                -                -                  20,000
 Proceeds from issuance of common stock
  and exercise of warrants                                       -              50,000            1,533,020
Cost of stock issuance                                           -              (3,500)              (3,500)
                                                           ----------        -----------           ----------

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                       -               46,500            1,549,520
                                                           ----------        -----------          -----------

INCREASE (DECREASE) IN CASH                                  (16,916)           16,751               10,372

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                             27,288         10,537                 -
                                                             ----------      -----------           -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                             $     10,372    $    27,288          $    10,372
                                                             ==========      =========             ==========

SUPPLEMENTAL INFORMATION - cash
 paid during the period for interest                     $       -           $     -            $    32,706
                                                           ============        ==========          =========


NONCASH TRANSACTIONS - Common stock was issued for services and for the acquisition of Magellan (Note B) in fiscal year 1988.

The Company paid a $2,500 commission in fiscal year 1995 related to a common stock subscription, by the issuance of shares of common stock (Note G).


                See accompanying notes to financial statements.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    Organization
    ------------

    Magellan Corporation (Magellan) was incorporated in Colorado on April 28, 1986 for the purpose of raising capital to seek and participate in business opportunities. Effective February 19, 1988, Magellan completed a merger with Balzac Investments, Inc. (Balzac) (see Note B), which was incorporated January 21, 1987, and the resulting entity adopted the name Power Cell, Inc. (the Company). The Company has had no revenues from operations and is considered to be in the development stage. The Company has certain rights to a battery charger product (see Notes D and G).

    Loss per Common Share
    ---------------------

    Loss per common share is based upon the weighted average number of common shares outstanding. Warrants prior to exercise are not considered in the computation as their effect would be antidilutive.

    Office Equipment
    ----------------

    Office equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. As of June 30, 1994, the equipment had been fully depreciated.

    Organization Costs
    ------------------

    Costs incurred in connection with the organization of Balzac ($16,400) were capitalized and amortized over five years using the straight-line method.

    Cash Equivalents
    ----------------

    For purposes of reporting cash flows, the Company considers demand deposits, money market accounts and certificates of deposits with an original maturity of three months or less to be cash equivalents.

    Investment in Partnership
    -------------------------

    The Company has an approximate 7.35% limited partner interest in a partnership and the investment is carried at cost.

    Income Taxes
    ------------

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" on July 1, 1993. SFAS 109 requires that deferred income taxes be recorded on a liability method and adjusted when new tax rates are enacted. Deferred income taxes are provided for temporary differences between financial statements and income tax reporting amounts.

    Long-Lived Assets
    -----------------

     The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The Company adopted SFAS No. 121 in fiscal year 1995 and it had no effect on the financial condition of the Company.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


    Continuation as a Going Concern
    -------------------------------

    The accompanying financial statements and related footnotes have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has incurred significant losses since inception and has limited financial resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise capital and/or eventually achieve profitable operations in order for it to continue as a going concern. The Company entered into a limited partnership agreement in October 1992 that management believes may result in successful manufacturing and marketing of the Company's product and the eventual creation of a royalty stream to the Company and potential earnings from the Company's interest in the partnership (see note G). As of June 30, 1996, the general partner has reported to Company management that initial market release of the product in select cities will commence in late 1996. The Company has no obligation to provide funding to the partnership and has no management role in the partnership.


NOTE B - MERGER

    Effective February 19, 1988, Magellan exchanged shares of its common stock for all of the issued and outstanding common shares of Balzac. The shares issued represented approximately 83% of the outstanding shares of Magellan after the merger, and officers and directors of Balzac became the officers and directors of Magellan. Accordingly, for financial reporting purposes, Balzac is deemed to have acquired Magellan. The transaction was accounted for using the purchase method of accounting and was recorded based upon the value of Magellan's identifiable net assets, net of offering costs. The accompanying financial statements, during the period prior to the merger, reflect the historical accounts of Balzac. Magellan's operations are included in the accompanying financial statements commencing February 19, 1988. Balzac's equity section has been restated from the date of incorporation to reflect the number of shares which would have been outstanding under Magellan's $.0001 par value capital structure.

    The merger agreement also entitles Balzac's shareholders of record prior to the merger to a 10% royalty on gross sales of the battery charger product.

NOTE C - SHAREHOLDERS' EQUITY

    On December 6, 1986, Magellan received the net proceeds from the sale of 400,000 units (each unit consisting of one share of Magellan's common stock and one Class A warrant) at $.01 per unit. Each Class A warrant entitled the holder to purchase at a price of $.02, one share of common stock and one Class B warrant. Each Class B warrant entitled the holder to purchase, at a price of $.03, one share of common stock and one Class C warrant. Each Class C warrant entitled the holder to purchase, at a price of $.04, one share of common stock and one Class D warrant. Each Class D warrant entitled the holder to purchase one share of common stock for $.05 per share.

    On April 13, 1988, the Company called all Class A, B, C and D warrants for redemption. Certain warrants were exercised and the Company received approximately $1,284,000 net of escrow fees and the cost of redeeming the remaining warrants. Other costs of approximately $88,000 related to the registration of the warrants have been offset against the proceeds and charged to additional paid in capital. All outstanding Class A, B, C and D warrants were redeemed on May 16, 1988.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


    During fiscal 1995, the Company issued 20,000,000 shares of common stock for $50,000, $25,000 of which had been subscribed as of June 30, 1994. Commissions and other expenses related to the stock issuances of 1,000,000 shares of stock and $3,500 of cash were paid.

    The Company's board of directors approved a 100 for 1 reverse stock split on October 25, 1994, which was effective for shareholders of record on November 21, 1994. All shareholders' equity information in the accompanying financial statements has been restated to reflect the reverse split as if it had occurred at inception.

    Subsequent to June 30, 1996, the Company granted options to purchase up to 200,000 shares of its common stock for $100 in lieu of legal services valued at approximately $24,000. The options expire August 31, 2000. The portion of the services attributable to fiscal 1996 amounted to $12,985 and were charged to operations in the accompanying statement of operations.

NOTE D - ACQUISITION OF BATTERY CHARGER PRODUCT

    On January 22, 1987, Balzac entered into an agreement to purchase the product, Power Cell, and all related technology from the developers. Power Cell is the trade name of a reserve battery device intended to be stored until needed and immediately brought to full working capacity by activation.

    Balzac paid $150,000 cash (including a total of $52,995 to a director and a former officer of the Company) for the product and the technology. In addition, Balzac agreed to make royalty payments to the former owners equal to $.10 per unit for the first 11.2 million units sold and $.05 per unit for the next 18 million units sold up to $2,000,000. The two individuals referred to above are entitled to 45.2% of this royalty.
    The Company assumed this royalty obligation pursuant to the merger.

    The purchase price was funded by a note payable to a director of the Company. The principal and accrued interest (total of $176,984) was paid in July 1988.

NOTE E - INCOME TAXES

    The components of the Company's deferred tax accounts are as follows:

                                                               June 30 ,
                                                        1996             1995
                                                      -------         -------

 Deferred tax asset - net operating loss
 carryforward                                      $  413,000       $ 402,000
 Deferred tax asset valuation allowance               413,000        (402,000)
                                                     ---------        -------
 Net deferred tax asset                            $     -       $       -
                                                   ============      =======

    For Federal income tax purposes at June 30, 1996, the Company had a net operating loss carryover of approximately $1,200,000. If not utilized, the net operating loss will begin expiring in 2002 through 2011.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


NOTE F - RELATED PARTY TRANSACTIONS

    During 1988, the Company used Corporate Stock Transfer, Inc. (CST) as its transfer agent. An officer, director and shareholder of CST was also a director of the Company in 1988. Total payments to CST by the Company (and Magellan prior to the merger) through June 30, 1988 were approximately $13,000. The Company discontinued using CST in 1989. Effective February 19, 1988, the Company entered into a consulting agreement with International Marketing Visions, Inc. (IMV), which required monthly payments of $1,000 for a term of thirty months. This agreement expired during fiscal year ended June 30, 1991 and was not renewed. A family member of a former director of the Company is a principal shareholder of IMV.

    The Company does not have international rights to its battery charger product. However, the Company is obligated to pay for expenses incurred in filing foreign patent applications for the product on behalf of certain directors of the Company and other individuals who hold the international rights. These amounts are to be repaid out of the 10% royalty discussed in Note B. The total paid by the Company pursuant to this obligation for the period from January 21, 1987 (date of incorporation) to June 30, 1996 was $72,057. These amounts were paid primarily prior to fiscal year 1993, and the general partner has since assumed the obligation.

NOTE G - LIMITED PARTNERSHIP TERMS

    In October 1992, the Company entered into a limited partnership agreement with several other limited partners (including directors and/or significant shareholders of the Company) and a sole general partner to provide for the initial testing, and potentially, the management, funding, manufacturing and marketing of the Power Cell reserve battery unit. In exchange for contribution of rights to the Power Cell unit the Company initially obtained an approximate 11% interest in the limited partnership (the Partnership) as a limited partner, which is subject to certain preference distributions to the general partner. The Company's initial Partnership interest decreased to approximately 7.35% at June 30, 1996 due to the admittance of outside investors into the Partnership. The Company is not involved in the management of the Partnership.

    A separate license royalty agreement between the Company and the Partnership provides that the Company will be entitled to royalty payments on all Power Cell units produced and sold in the United States and its territories equal to 5% to 20% of the annual gross sales of the Partnership. A portion of this royalty was assigned to another party as described below. Royalties on international sales of Power Cell units will be paid to individual international rights holders, some of which are affiliates of the Company (directors and/or significant shareholders), and all of which are limited partners in the Partnership.

    In connection with the royalty and limited partnership agreements, the Company issued options to acquire up to 200,000 shares of its common stock at $1.00 per share to the engineering firm that developed the battery product. These options expired March 5, 1995. In addition, the engineering firm received an approximate 41% of the Company's royalty rights and an approximate 8% interest in the Partnership.

    During fiscal 1993, the Company incurred legal fees of $31,787 related to the acquisition of its interest in the partnership. The general partner advanced the Company $20,000 to assist with the legal costs. The terms of the agreement between the general partner and the Company require the advance to be repaid, with interest at 10%, from the first royalty payments which the company may receive from the Partnership.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE H - CONTINGENCIES

    In fiscal 1993, a request for additional compensation of approximately $394,000 for the president of the Company was submitted to the Company's board of directors for approval. In addition, the president of the Company intends to submit to the Company's board of directors a request for additional compensation totaling $186,590 for the fiscal years ended June 30, 1994 through 1996.

    These amounts remain unpaid and are considered contingent liabilities and have not been recorded in the accompanying financial statements, because to date, none have been approved by the Company's board of directors.