Form 10QSB
period 1996-09-30
POWER CELL INC
filed 1996-11-14
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                            660 Preston Forest Center
                                     Box 200
                               Dallas, Texas 75230
                                  214/373-1887
           Address and telephone number of principal executive offices


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             Yes   X      No


The number of shares of common stock of the Registrant outstanding at September 30, 1996 was 6,216,875.

                                POWER-CELL, INC.



                  INDEX
Part I            Financial Information                                                                       PAGE

                  Balance sheet - September 30, 1996 (unaudited)                                               3

                  Unaudited  condensed  statements  of operations - three months ended September 30, 1996 and 1995 and the period from
                  January 21, 1987 (date of incorporation) to September 30, 1996.                              4

                  Unaudited  condensed  statements  of cash flows - three months ended September 30, 1996 and 1995 and the period from
                  January 21, 1987 (date of incorporation) to September 30, 1996.                              5

                  Note to condensed financial statements                                                       6

                  Management's discussion and analysis of financial condition and
                  results of operations                                                                         7-8

Part II           Other Information                                                                            9

                  Signature Page                                                                              10


                                POWER-CELL, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET


                                                                                               September 30,
                                                                                                   1996
                                                                                               (Unaudited)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $        7,833

INVESTMENT IN PARTNERSHIP                                                                          31,787
                                                                                               ----------
       Total Assets                                                                        $       39,620
                                                                                               ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                   $       26,261

ADVANCES PAYABLE                                                                                   20,000

STOCKHOLDERS' EQUITY:
   Common stock, par value $.0001 per share; 750,000,000
     shares authorized; 6,216,875 shares issued and
     outstanding                                                                                      622
   Additional paid-in capital                                                                   1,552,992
   Deficit accumulated during the development stage                                            (1,560,255)
                                                                                               ----------

       Total Stockholders' Deficit                                                                (6,641)

       Total Liabilities and Stockholders' Deficit                                         $      39,620
                                                                                              ===========

                 See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                            PERIOD FROM
                                                                                                          JANUARY 21, 1987
                                                                        THREE MONTHS ENDED              (DATE OF INCEPTION)
                                                                           SEPTEMBER 30,                        TO
                                                                          ---------------
                                                                       1996              1995           SEPTEMBER 30, 1996
                                                                ----------------   --------------       ------------------
REVENUES - interest and other                                    $           94    $         354        $       176,629

EXPENSES:
   Product development                                                        -                -                225,478
   General and administrative                                            13,742            4,156              1,478,700
   Interest                                                                   -                -                 32,706
                                                                ----------------   --------------       -----------------
          Total expenses                                                 13,742            4,156              1,736,884
                                                                ----------------   --------------       -----------------

NET LOSS                                                         $      (13,648)    $     (3,802)       $    (1,560,255)
                                                                ================   ==============       =================



                 See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                PERIOD FROM
                                                                                                             JANUARY 21, 1987
                                                                                                                 (DATE OF
                                                                            THREE MONTHS ENDED                INCORPORATION)
                                                                               SEPTEMBER 30,                        TO
                                                                              ---------------
                                                                          1996                  1995        SEPTEMBER 30, 1996
                                                                    -------------         --------------    ------------------
OPERATING ACTIVITIES:
     Net loss                                                       $      (13,648)       $      (3,802)    $      (1,560,255)
     Adjustments to reconcile net loss to net cash used in
       operating activities
           Amortization and depreciation                                         -                    -                24,644
           Issuance of stock options for services                           11,109                    -                24,094
           Other                                                                 -                    -                   741
     Changes in operating asset and liabilities:
           Increase in other assets                                              -                    -               (16,400)
           Increase (decrease) in accounts payable and
              accrued expenses                                                   -                 (800)               26,261
                                                                    ---------------        --------------   -------------------
NET CASH USED IN OPERATING ACTIVITIES                                       (2,539)              (4,602)           (1,500,915)

INVESTING ACTIVITIES:
     Purchase of fixed assets                                                    -                    -                (8,985)
     Investment in partnership                                                   -                    -               (31,787)
                                                                    ----------------       --------------   -------------------
NET CASH USED IN INVESTING ACTIVITIES                                            -                    -               (40,772)
                                                                    ----------------       --------------   -------------------

FINANCING ACTIVITIES:
     Advance received                                                            -                    -                20,000
     Issuance of common stock and exercise of warrants                           -                    -             1,533,020
     Stock issuance costs                                                        -                    -                (3,500)
                                                                    ----------------       --------------   -------------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                                       -                    -             1,549,520
                                                                    ----------------       --------------   -------------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                              (2,539)              (4,602)                7,833
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                      10,372               27,288                     -
                                                                    ----------------       --------------   -------------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $        7,833         $     22,686     $           7,833
                                                                    ================       ==============   ===================


                See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


A.   Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent audited financial statements included in its report on Form 10-KSB for the year ended June 30, 1996 filed with the Securities and Exchange Commission.

     The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources


     On October 21, 1992, the Company entered into a limited partnership agreement with several other limited partners and a sole general partner to provide for management, funding, manufacturing and marketing of the Power Cell reserve battery unit on a worldwide basis. The Company initially owned an 11% interest in the limited partnership, which may increase or decrease due to the occurance of certain events. The interest decreased to 9.47% during fiscal 1995 and 7.35% during fiscal 1996 due to the addition of outside investors, resulting in a pro rata dilution. In addition, a separate license royalty agreement between the Company and the limited partnership provides that the Company will receive royalty payments on all Power Cell units produced and sold in the Untied States and its territories. Royalty payments on international sales of Power Cell units will be paid to individual rights holders, some of which are affiliates of the Company, and all of which are limited partners in the Partnership.

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

     Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of September 30, 1996 of $18,428.

     Results of Operations

     The company has been engaged in organizational and capital raising activities since inception through September 30, 1996. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

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



                                POWER-CELL, INC.
                                  (Registrant)





Date: _____________                        ______________________________
                                           James C. Rambin, President
                                           and Principal Financial Officer