Form 10-Q
period 1996-12-31
POWER CELL INC
filed 1997-02-14
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-15379


                                POWER-CELL, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


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

                      Yes X  No
                          --   --

The number of shares of common stock of the Registrant outstanding at December 31, 1996 was 6,216,875.

                                POWER-CELL, INC.

                  INDEX

Part I      Financial Information                                          PAGE

            Balance sheet - December 31, 1996 (unaudited)                     3

            Unaudited condensed statements of operations - three months ended December 31, 1996 and 1995 and the period from
            January 21, 1987 (date of incorporation) to December 31, 1996.    4

            Unaudited condensed statements of cash flows - three months ended December 31, 1996 and 1995 and the period from
            January 21, 1987 (date of incorporation) to December 31, 1996.    5

            Note to condensed financial statements                            6

            Management's discussion and analysis of financial condition and
            results of operations                                           7-8

Part II     Other Information                                                 9

            Signature Page                                                   10

                                POWER-CELL, INC.

                        (a development stage enterprise)

                                  BALANCE SHEET
                                   (Unaudited)


                                                                 December 31,
                                                                    1996

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $     3,290

INVESTMENT IN PARTNERSHIP                                         31,787
      Total Assets                                           $    35,077

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $    27,561

ADVANCES PAYABLE                                                  20,000

STOCKHOLDERS' DEFICIT:
   Common stock, par value $.0001 per share; 750,000,000
     shares authorized; 6,216,875 shares issued and
     outstanding                                                     622
   Additional paid-in capital                                  1,552,992
   Deficit accumulated during the development stage           (1,566,098)

      Total Stockholders' Deficit                                (12,484)

      Total Liabilities and Stockholders' Deficit           $     35,077







                  See accompanying note to financial statements

                                POWER-CELL, INC.

                        (a development stage enterprise)



                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                  Period from
                                                                                January 21, 1987
                                                                                (Date of
                                                                                 Incorporation)
                                    Three Months Ended          Six Months            to
                                         December 31,           December 31,    December 31, 1996
                                       1996      1995           1996      1995       1996
                                       ----      ----           ----      ----       ----



REVENUES - interest and other        $   60     $ 187         $  154    $  541   $  176,689

EXPENSES:

Product development                      -         -              -         -       225,478

General and administrative            5,903     6,594         19,645    10,750    1,484,603

Interest                                -         -              -      32,706      -
                                     -------   -------       --------  --------  -----------


Total expenses                        5,903     6,594         19,645    10,750    1,742,787

NET LOSS                            $(5,843)  $(6,407)      $(19,491) $(10,209) $(1,566,098)












                  See accompanying note to financial statements

                                POWER-CELL, INC.

                        (a development stage enterprise)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Period from
                                                                Six Months Ended  January 21, 1987
                                                                  December 31,   (date of incorporation)
                                                                                         to
                                                               1996         1995  December 31, 1996
                                                               ----         ----  -----------------

OPERATING ACTIVITIES:
  Net loss                                               $  (19,491)   $ (10,209)   $(1,566,098)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Amortization and depreciation                           -            -            24,644
       Issuance of stock options for services                11,109         -            24,094
       Other                                                   -            -               741
  Changes in operating asset and liabilities:
       Decrease in other assets                                -             900        (16,400)
       Increase (decrease) in accounts payable and
         accrued expenses                                     1,300         (800)        27,561
                                                          ---------     --------     ----------
NET CASH USED IN OPERATING ACTIVITIES                        (7,082)     (10,109)    (1,505,458)

INVESTING ACTIVITIES:
  Purchase of fixed assets                                      -           -            (8,985)
  Investment in partnership                                     -           -           (31,787)
                                                          ---------     --------     ----------
NET CASH USED IN INVESTING ACTIVITIES                           -           -           (40,772)
                                                          ---------     --------     ----------

FINANCING ACTIVITIES:
  Advance received                                              -           -            20,000
  Issuance of common stock and exercise of warrants             -           -         1,533,020
  Stock issuance costs                                          -           -            (3,500)
                                                          ---------     --------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       -           -         1,549,520
                                                          ---------     --------     ----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               (7,082)     (10,109)         3,290
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       10,372       27,288           -
                                                          ---------     --------     ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $        3,290    $  17,179    $     3,290






                  See accompanying note to financial statements

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

The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                                POWER-CELL, INC.

                        (a development stage enterprise)



Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations, Liquidity and Capital Resources
-------------------------------------------


On October 21, 1992, the Company entered into a limited partnership agreement with several other limited partners and a sole general partner to provide for management, funding, manufacturing and marketing of the Power Cell reserve battery unit on a worldwide basis. The Company initially owned an 11% interest in the limited partnership, which may increase or decrease due to the occurance of certain events. The interest decreased to 9.47% during fiscal 1995 and 7.28% during fiscal 1996 due to the addition of outside investors, resulting in a pro rata dilution. In addition, a separate license royalty agreement between the Company and the limited partnership provides that the Company will receive royalty payments on all Power Cell units produced and sold in the Untied States and its territories. Royalty payments on international sales of Power Cell units will be paid to individual rights holders, some of which are affiliates of the Company, and all of which are limited partners in the Partnership.

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

Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of December 31, 1996 of $24,271.

Results of Operations

The company has been engaged in organizational and capital raising activities since inception through December 31, 1996. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

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



                                POWER-CELL, INC.
                                  (Registrant)





Date:
                                                James C. Rambin, President
                                                and Principal Financial Officer