Form 10QSB
period 1997-03-31
POWER CELL INC
filed 1997-05-15
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                            660 Preston Forest Center
                                     Box 200
                               Dallas, Texas 75230
                                  214/ 373-1887
           -----------------------------------------------------------
           Address and telephone number of principal executive offices


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                                  Yes X No ___

The number of shares of common stock of the Registrant outstanding at March 31, 1997 was 6,216,875.

                                POWER-CELL, INC.

              INDEX

Part I
               Financial Information                                       PAGE
               ---------------------

               Balance sheet - March 31, 1997 (unaudited)                    3

               Unaudited condensed  statements of operations -
               three months ended March 31, 1997 and 1996 and
               the period from January 21, 1987 (date of incorporation)
               to March 31, 1997                                             4

               Unaudited condensed  statements of cash flows -
               three months ended March 31, 1997 and 1996 and
               the period from January 21, 1987 (date of incorporation)
               to March 31, 1997                                             5

               Note to condensed financial statements                        6

               Management's discussion and analysis of financial
               condition and results of operations                           7-8

Part II        Other Information                                             9
               -----------------

               Signature Page                                                10
               --------------

                                POWER-CELL, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                                   (Unaudited)


                                                                      MARCH 31,
                                                                        1997
                                                                      ---------

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $      2,094

INVESTMENT IN PARTNERSHIP                                                31,787
                                                                       --------
     Total Assets                                                  $     33,881
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $     27,561

ADVANCES PAYABLE                                                         20,000

STOCKHOLDERS' DEFICIT:
     Common stock, par value $.0001 per share;
       750,000,000  shares  authorized; 6,216,875
       shares issued and outstanding                                        622
     Additional paid-in capital                                       1,552,992
     Deficit accumulated during the development stage                (1,567,294)
                                                                     ----------
         Total Stockholders' Deficit                                    (13,680)
                                                                     ----------
         Total Liabilities and Stockholders' Deficit               $      33,881


                 See accompanying note to financial statements

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     PERIOD FROM
                                                                JANUARY 21, 1987
                                                                     (DATE OF
                  THREE MONTHS ENDED     NINE MONTHS ENDED        INCORPORATION)
                       MARCH 31,             MARCH 31,                  TO
                       ---------             ---------
                    1997       1996       1997       1996         MARCH 31, 1997
                    ----       ----       ----       ----         -------------
REVENUES:
Interest
   and other      $    26    $   141   $    180    $    682      $       176,715

EXPENSES:
Product development   -         -         -           -                  225,478
General and
   Administrative   1,222      3,158     20,867      13,908            1,485,825
Interest              -         -         -           -                   32,706
                   ------     ------    -------     -------       --------------
Total Expenses      1,222      3,158     20,867      13,908            1,744,009

NET LOSS         $ (1,196)  $ (3,017) $ (20,867)  $ (13.226)     $   (1,567,294)
                  ========   ========  =========   =========      ==============

                 See accompanying note to financial statements

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             PERIOD FROM
                                                                                                          JANUARY 21, 1987
                                                                                                             (DATE OF
                                                                        NINE MONTHS ENDED                   INCORPORATION)
                                                                           MARCH 31,                             TO
                                                                        -----------------
                                                                        1997         1996                   MARCH 31, 1997
                                                                        ----         ----                   --------------
OPERATING ACTIVITIES:
Net loss                                                              (20,687)   $ (13,226)                $    (1,567,294)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Amortization and depreciation                                          -            -                            24,644
   Issuance of stock options for services                              11,109          -                            24,094
   Other                                                                  -            900                             741
Changes in operating asset and liabilities:
   Increase in other current assets                                       -            -                           (16,400)
    accrued expenses                                                    1,300       (1,300)                         27,561
                                                                       ------       ------                      ----------
NET CASH USED IN OPERATING ACTIVITES                                   (8,278)     (13,626)                     (1,506,654)

INVESTING ACTIVITIES:
   Purchase of fixed assets                                               -            -                            (8,985)
   Investment in partnership                                              -            -                           (31,787)
                                                                       ------       ------                       ---------
NET CASH USED IN INVESTING ACTIVITIES                                     -            -                           (40,772)

FINANCING ACTIVITIES:
   Advance received                                                       -            -                            20,000
   Issuance of common stock and exercise of warrants                      -            -                         1,533,020
   Stock issuance costs                                                   -            -                            (3,500)
                                                                       ------       ------                       ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                               -            -                         1,549,520
                                                                       ------       ------                       ---------

INCREASE (DECREASE) IN CASH AND CASH                                   (8,278)     (13,626)                          2,094
 EQUIVALENTS
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                   10,372       27,288                             -
                                                                       ------       ------                       ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                        $ 2,094     $ 13,662                      $    2,094
                                                                       ======      =======                       =========


                 See accompanying note to financial statements

                                POWER-CELL, INC.
                        (a development stage enterprise)

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


A.      Basis of Presentation
        ---------------------

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended June 30, 1996 filed with the Securities Exchange Commission.

        The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations, Liquidity, and Capital Resources
--------------------------------------------


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

Reserve   Battery  was  marketing  the  product  line  through  Direct  Response
Television, magazine print advertising, direct mail, and via their Web Site and www.safestart.com.

Power Cell, Inc. has received information from Reserve Battery that, as of December 31, 1996, funds in excess of $4,288,000 had been expended on product development, capital equipment, operating capital, and marketing activities.

Reserve Battery has recently advised the Company, that operations have been suspended, pending retooling and acquisition of sufficient financing to support operations and future retail sales.

Power Cell management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein when implemented should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or and integral part of an existing operation. The Company had a working capital deficit as of March 31, 1997 of $25,467.

Results of Operations
---------------------

The Company has been engaged in organizational and capital raising activities since inception through March 31, 1997. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

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


                                POWER-CELL, INC.
                                ----------------
                                  (Registrant)





Date:  _______________                           _______________________________
                                                 James C. Rambin, President
                                                 and Principal Financial Officer