Form 10KSB
period 1997-06-30
POWER CELL INC
filed 1997-10-14
CIK 798539

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934

For the fiscal year ended                                   Commission File
June 30, 1997                                                Number 0-15379
                                Power-Cell, Inc.
               (Exact name of registrant as specified in charter)

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

                                    Yes X No
                                       --   --
The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $216,000. This calculation is based upon the average of the bid and asked prices of the Registrant's Common Stock on June 30, 1997.

The number of shares of the Registrant's $.0001 par value Common Stock outstanding as of September 30, 1997 was 6,216,875.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                                     PART I

Item 1.   Business

     (a)  General Development of Business.

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

          The company was advised by Reserved Battery, Inc. on June 30, 1997 that litigation had been settled between Reserve and OSMIC, Inc. and furnished with a copy of the assignments. OSMIC, Inc. has assigned to Reserve Battery, Inc. the above cited limited partnership interest and the license royalty interest of Power Cell, Inc./OSMIC, Inc. The Company is currently reviewing the release and assignment to determine the adequacy of the legal conveyance of the royalty of (41%) of its domestic royalty provision; and its prorata portion of the 5.34% OSMIC interest in the limited partnership to Power Cell, Inc.

          Power Cell, Inc. entered into a License Agreement on October 9, 1992, by and among Reserve Battery Cell, L.P., a Colorado limited partnership (Reserve), the International Rights Holders and other parties at interest. The license agreement granted to Reserve included the rights to the patents, technology and the Domestic and International Rights, to develop, produce, market and sell the product.
                                       3

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

          Not applicable.

     (C)  Narrative Description of Business.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

          Not applicable.

Item 2.   Properties

          The Company owns no real estate. The Company currently shares office space in Dallas, Texas with J.C. Rambin on a deferred payment basis.

Item 3.   Legal Proceedings

          On December 23, 1993, a complaint was filed, and amended on December 28, 1993, in District Court, County of Arapahoe, State of Colorado.

          o The plaintiffs are Reserve Cell Limited Liability Company, a Colorado limited liability company, and as the General Partner for Reserve Battery Cell, L.P., a Colorado Limited Partnership.

          o The defendants are National Digital Electronics, Inc., a Texas corporation, OSMIC, Inc., a Texas corporation, Onkar S. Modgil and Ramon V. Jarrell.The allegations and claims for relief involve; Disregard of Corporate fictions, civil conspiracy, Breach of RBC Partnership contract, Breach of License Agreement, Specific performance of License Agreement, Breach of Development Contract, Intentional Interference with Contractual obligations, Fraud by False Representation, Fraud by Non-disclosure or Concealment, Misappropriation of Trade Secrets, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty and Exemplary Damages.


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

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

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

                               PERIOD                     COMMON STOCK

                                                         High          Low
     A.  July 1, 1995 to September 30, 1995            $   .125    $    .125
         October 1, 1995 to December 31, 1995              .0625        .0625
         January 1, 1996 to March 31, 1996                 .09375       .08375
         April 1, 1996 to June 30, 1996                    .1875        .125

     B.  July 1, 1996 to September 30, 1996                .35          .16
         October 1, 1996 to December 31, 1996              .40          .155
         January 1, 1997 to March 31, 1997                 .34          .125
         April 1, 1997 to June 30, 1997                    .155         .155

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

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

          Power Cell, Inc. has received information from Reserve Battery that, as of June 30, 1996, funds in excess of $4,288,000 had been expended on product development, capital equipment, operating capital, and marketing activities.

          The Company has been informed by Reserve Battery, Inc. that all marketing and operations activities have been curtailed as a result of its inability to source sufficient capital to sustain operation. If
          Reserve is successful in sourcing a minimum funding commitment it plans to launch a sales program via home shopping network in December, 1997.

          Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of June 30, 1997 of $26,119.

          Results of Operations

          The company has been engaged in organizational and capital raising activities since inception through June 30, 1997. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

Item 7.  Financial Statements

         INDEX TO FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----
Independent Auditor's Report                                         F-1

Balance Sheet - June 30, 1997                                        F-2

Statements of Operations - Years ended
     June 30, 1997 and 1996 and for the period
     from January 21, 1987 (date of
     incorporation) to June 30, 1997                                 F-3

Statements of Shareholders' Deficit - For
     the period from January 21, 1987 (date
     of incorporation) through June 30, 1997                    F-4, F-5

Statements of Cash Flows - Years ended
     June 30, 1997 and 1996 and for the period
     from January 21, 1987 (date of
     incorporation) to June 30, 1997                                 F-6

Notes to Financial Statements                                        F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

         There were no changes in, nor disagreements with, accountants on accounting and financial disclosure matters required to be disclosed in this Item.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth the name and age of each director and their position and offices with the Company:

          Names                 Age       Current                 Served as
                                          Position               Director Since
--------------------------------------------------------------------------------
Howard L. Farkas                73        Director               1988
Burton W. Kanter                67        Director               1988
Rudy Marich                     71        Director               1989
James C. Rambin                 73        Director, President    1988

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

Item 10.  Executive Compensation

          During the fiscal year ended June 30, 1997, no officer or director of the Company received any compensation for their services as such. James C. Rambin received $2,850 compensation for his services as an independent consultant to the Company.

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



                                              Number of Shares               Percentage of
           Names and Addresses                Beneficially Owned           Outstanding Shares
---------------------------------------------------------------------------------------------

Howard L. Farkas (1, 2)
5460 S. Quebec Street, Suite 300
Englewood, CO 80111-1918                                       0                        0.00%

S.A. Hellerstein
Trustee for the Farkas Trusts (2)
1139 Delaware Street
Denver, CO 80204                                       1,089,235                       17.25%

Burton W. Kanter (1, 3)
2 N. LaSalle Street, Suite 2410
Chicago, IL 60602                                              0                        0.00%

Windy City, Inc. (3)
8300 Boone Boulevard, Suite 780
Vienna, VA 22182                                         363,078                        5.84%

Rudy Marich (1, 5, 6)
Marich Investments, Ltd.
6025 S. Quebec, Suite 150
Englewood, CO 80111                                            0                        0.00%

Thomas M. Vickers (5)
Trustee of the Marich Family Trust
6025 S. Quebec, Suite 150
Englewood, CO 80111

James C. Rambin (1, 4, 6, 7)
5619 Ridgetown Circle
Dallas, Texas 75230                                    1,452,313                        0.00%

J.L. Rambin (6)
Trustee of the Rambin Family Trust
5619 Ridgetown Circle
Dallas, Texas 75230                                    1,452,314                       46.72%


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

6.  Rambin Family Trust, a Trust organized under the laws of the State of Texas.

7. The Company has received a copy of a statement on Schedule 13D filed by Messrs. Marich and Rambin reporting that on September 3, 1988, they entered into a voting agreement with the intent of acting together concerning the voting power held by them as shareholders of the Company. Messrs. Marich and Rambin reported that they have shared voting power and shared dispositive power with respect to the shares owned by each of them of record. Mr. Marich owned or had beneficial ownership of 1,452,313 shares, and Mr. Rambin owned 1,452,313 shares of record. Mr. Marich has informed the Company that he has placed these 1,452,313 shares in Marich Investments, Ltd., a Trust organized under the laws of the State of Colorado. Mr. Rambin has informed the Company that he has placed these shares in the Rambin Family Trust, a Trust organized under the laws of the State of Texas.

Item 12.  Certain Relationships and Related Transactions.

          The Company is obligated to pay a royalty to various individuals, including James C. Rambin, on sales of the Product and all products produced and/or sold in connection with the technology related to the Product. This royalty pertains to the initial acquisition of the technology.


                                     PART IV

Item 13.  Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

   (a)   (1)   List of Financial Statements

               See Item 8.

         (2)   List of Financial Statement Schedules

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

               None.

     (c)      Exhibits

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

                                POWER-CELL, INC.
                                  (Registrant)


                          By:   /s/ James C. Rambin
                              -------------------------------
                                James C. Rambin, President


                                Date: October 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


October 13, 1997                        /s/  James C. Rambin
                                        ---------------------------------------
                                        James C. Rambin, President and Director
                                       (Principal Executive Officer)


October 13, 1997                        /s/  Howard L. Farkas
                                        ---------------------------------------
                                        Howard L. Farkas, Director


October 13, 1997                        /s/  Rudy Marich
                                        ---------------------------------------
                                         Rudy Marich, Director


October 13, 1997                        /s/  Burton Kanter
                                        ---------------------------------------
                                         Burton Kanter, Director

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Power Cell, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Power Cell, Inc. (a development stage enterprise) as of June 30, 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1997 and the period from July 1, 1989 through June 30, 1997, which is not separately presented. The period from inception through June 30, 1989, which is not separately presented, was audited and reported on by other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Cell, Inc. (a development stage enterprise) as of June 30, 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997, and the period from July 1, 1989 through June 30, 1997, which is not separately presented, in conformity with generally accepted accounting principles.

We have also audited the combination of the accompanying statements of operations and cash flows for the period from January 21, 1987 (date of incorporation) to June 30, 1989 into the period from January 21, 1987 to June 30, 1997. In our opinion, such statements have been properly combined.

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

Dallas, Texas
October 8, 1997

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               As of June 30, 1997

                                     ASSETS
                                     ------


CURRENT ASSET -  Cash                                               $       942

INVESTMENT IN LIMITED PARTNERSHIP, at cost                               31,787
                                                                    -----------

       Total Assets                                                 $    32,729
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                    -----------

CURRENT LIABILITIES -  Accounts payable and
   accrued expenses                                                 $    27,061

ADVANCES PAYABLE                                                         20,000

COMMITMENTS AND CONTINGENCIES
   (Notes D, F, G and H)

SHAREHOLDERS' DEFICIT:
    Common stock, $.0001 par value, 750,000,000 shares
      authorized; 6,216,875 shares issued and outstanding                   622
    Additional paid-in capital                                        1,552,992
    Deficit accumulated in the development stage                     (1,567,946)
                                                                    -----------

         Total Shareholders' Deficit                                    (14,332)

         Total Liabilities and Stockholders' Deficit                $    32,729
                                                                    ===========









                 See accompanying notes to financial statements.


                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                      For the period
                                                                    from January 21,
                                                                     1987 (Date of
                                        Years Ended June 30,         Incorporation)
                                       ---------------------
                                           1997           1996       to June 30,1997
                                      -----------   ----------      ----------------
REVENUE
   Interest and other income          $       189    $      791       $   176,724

EXPENSES
   Product development                         --            --           225,478
   General and administrative              21,528        29,792         1,486,486
   Interest                                    --            --            32,706
                                      -----------    ----------      ----------------
                                           21,528        29,792         1,744,670
                                      -----------    ----------      ----------------

       NET LOSS                       $   (21,339)   $  (29,001)      $(1,567,946)
                                      ===========    ===========     ================

NET LOSS PER SHARE                    $    *         $       *
                                      ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                          6,216,875      6,216,875
                                      ===========    ===========


* Less than $ (.01)












                 See accompanying notes to financial statements.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)


                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          For the Period From January 21, 1987 (Date of Incorporation)
                              through June 30, 1997


                                                                                                                          Deficit
                                                                                                                       Accumulated
                                                                                Common Stock              Additional      in the
                                                   Common Stock                  Subscribed                Paid-in     Development
                                             ----------------------       --------------------------
                                              Shares          Amount         Shares       Amount           Capital        Stage
                                             ---------     ---------      ----------     -----------     ----------    ------------
Issuance of stock on January 21, 1987        4,356,942        $  436          -              -             $     564   $     -
Net loss                                          -            -              -              -                  -          (255,419)
                                             ---------     ---------      ----------     -----------       ----------- ------------
    BALANCE, June 30, 1987                   4,356,942           436          -              -                   564       (255,419)

Issuance of stock for legal services
  on February 17, 1988                         163,385            16          -              -                 1,234           -
Stock recorded upon reverse
  acquisition of Magellan                      925,850            93          -              -               285,427           -
Exercise of warrants                           560,698            56          -              -             1,195,194           -
Net loss                                          -            -              -              -                  -          (271,610)
                                            ----------    ----------      ----------      ----------      ----------    -----------
    BALANCE, June 30, 1988                   6,006,875           601          -              -             1,482,419       (527,029)

Net loss                                          -            -              -              -                  -          (273,357)
                                            ----------    ----------      ----------      ----------      ----------    -----------
    BALANCE, June 30, 1989                   6,006,875           601          -              -             1,482,419       (800,386)
Net loss                                          -            -              -              -                  -          (310,335)
                                            ----------    ----------     -----------      ----------      ----------    -----------
    BALANCE, June 30, 1990                   6,006,875           601          -              -             1,482,419     (1,110,721)
Net loss                                          -            -              -              -                  -          (199,455)
                                            ----------    ----------     -----------      ----------      ----------    -----------
    BALANCE, June 30, 1991                   6,006,875           601          -              -             1,482,419     (1,310,176)



                                   -Continued-

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT), Continued For the Period From January 21, 1987 (Date of Incorporation)
                              through June 30, 1997

                                                                                                                 Deficit
                                                                                                                Accumulated
                                                                        Common Stock            Additional        in the
                                            Common Stock                 Subscribed              Paid-in        Development
                                      -------------------------   --------------------------
                                         Shares        Amount        Shares         Amount        Capital          Stage
                                      -----------   -----------   -----------    -----------    -----------    -----------
Net loss                                     --     $      --            --      $      --      $      --      $   (87,993)
                                      -----------   -----------   -----------    -----------    -----------    -----------
     BALANCE, June 30, 1992             6,006,875           601          --             --        1,482,419     (1,398,169)

Net loss                                     --            --            --             --             --          (64,367)
                                      -----------   -----------   -----------    -----------    -----------    -----------
     BALANCE, June 30, 1993             6,006,875           601          --             --        1,482,419     (1,462,536)

Subscription of common stock
  on June 30, 1994                           --            --         100,000         25,000         (2,500)          --
Net loss                                     --            --            --             --             --          (31,876)
                                      -----------   -----------   -----------    -----------    -----------    -----------
     BALANCE, June 30, 1994             6,006,875           601       100,000         25,000      1,479,919     (1,494,412)

Issuance of stock subscribed on
   July 14, 1994                          100,000            10      (100,000)       (25,000)        24,990           --
Issuance of stock on July 14, 1994
   for commission on June 30,
   1994 stock offering                     10,000             1          --             --            2,499           --
Issuance of stock on July 14, 1994        100,000            10          --             --           24,990           --
Cost of stock issuance-legal fees
   and commissions                           --            --            --             --           (3,500)          --
Net loss                                     --            --            --             --             --          (23,194)
                                      -----------   -----------   -----------    -----------    -----------    -----------
     BALANCE, June 30, 1995             6,216,875           622          --             --        1,528,898     (1,517,606)

Issuance of stock options for
   legal fees                                --            --            --             --           12,985           --
Net loss                                     --            --            --             --             --          (29,001)
                                      -----------   -----------   -----------    -----------    -----------    -----------
     BALANCE, June 30, 1996             6,216,875           622          --             --        1,541,883     (1,546,607)

Issuance of stock options for legal
   fees                                      --            --            --             --           11,109           --
Net loss                                     --            --            --             --             --          (21,339)
                                      -----------   -----------   -----------    -----------    -----------    -----------
     BALANCE, June 30, 1997             6,216,875   $       622          --      $      --      $ 1,552,992    $(1,567,946)
                                      ===========   ===========   ===========    ===========    ===========    ===========



                 See accompanying notes to financial statements.

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                                 For the Period
                                                                                               from January 21,
                                                                                                  1987 (Date of
                                                               Years Ended June 30,              Incorporation)
                                                          ------------------------------
                                                               1997              1996          to June 30, 1997
                                                          -----------        -----------       ----------------
OPERATING ACTIVITIES:
    Net loss                                              $   (21,339)      $    (29,001)         $ (1,567,946)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Amortization and depreciation                               -                  -                    24,644
    Loss on theft of equipment                                  -                  -                       741
     Issuance of stock options for services                    11,109             12,985                24,094
    Changes in operating assets and liabilities:
        Decrease in other current assets                        -                    900                 -
        (Increase) in other assets                              -                  -                   (16,400)
        Increase (decrease) in accounts payable
        and accrued expenses                                      800             (1,800)               27,061
                                                         ------------         -----------         ------------
    NET CASH USED IN
     OPERATING ACTIVITIES                                       (9,430)          (16,916)           (1,507,806)
                                                         -------------     -------------          ------------

INVESTING ACTIVITIES:
 Investment in limited partnership                              -                  -                   (31,787)
 Purchase of office equipment                                   -                  -                    (8,985)
                                                         --------------    -------------          ------------
    NET CASH USED IN INVESTING
     ACTIVITIES                                                 -                  -                   (40,772)
                                                         --------------    -------------          ------------

FINANCING ACTIVITIES:
 Advance received                                               -                  -                    20,000
 Proceeds from issuance of common stock
   and exercise of warrants                                     -                  -                  1,533,020
 Cost of stock issuance                                         -                  -                     (3,500)
                                                        --------------    -------------           -------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                       -                  -                  1,549,520
                                                        --------------    -------------            ------------

INCREASE (DECREASE) IN CASH                                     (9,430)        (16,916)                    942

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                            10,372          27,288                    -
                                                       ---------------    ------------          --------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                         $           942    $     10,372          $          942
                                                       ===============    ============          ==============

SUPPLEMENTAL INFORMATION - cash
 paid during the period for interest                   $          -       $      -              $       32,706
                                                       ===============    ============          ==============


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

    Income Taxes
    ------------

    The Company accounts for deferred income taxes on a liability method, whereby deferred income taxes are provided for temporary differences between financial statements and income tax reporting amounts.

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

                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

    Continuation as a Going Concern
    -------------------------------

    The accompanying financial statements and related footnotes have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has incurred significant losses since inception and has limited financial resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise capital and/or eventually achieve profitable operations in order for it to continue as a going concern. The Company entered into a limited partnership agreement in October 1992 that management believes may result in successful manufacturing and marketing of the Company's product and the eventual creation of a royalty stream to the Company and potential earnings from the Company's interest in the partnership (see note G). As of June 30, 1997, the general partner has reported to Company management that initial market release of the product in select cities will commence upon securing a manufacturing facility. The Company has no obligation to provide funding to the partnership and has no management role in the partnership.


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

    During fiscal 1997, the Company granted options to purchase up to 200,000 shares of its common stock for $100 in lieu of legal services valued at approximately $24,000. The options expire August 31, 2000. The portion of the services attributable to fiscal years 1997 and 1996 amounted to $11,109 and $12,985, respectively, and were charged to operations in the accompanying statements of operations.

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

NOTE E - INCOME TAXES

    The components of the Company's deferred tax accounts are as follows:

                                                            June 30,
                                                       ---------------------
                                                         1997         1996
                                                       -------      -------

        Deferred tax asset - net operating loss
          carryforward                              $  420,000    $ 413,000
        Deferred tax asset valuation allowance        (420,000)    (413,000)
                                                    ----------   ----------
        Net deferred tax asset                      $        -    $       -
                                                    ==========   ==========

    For Federal income tax purposes at June 30, 1997, the Company had a net operating loss carryover of approximately $1,200,000. If not utilized, the net operating loss will begin expiring in 2002 through 2012.

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

    The Company does not have international rights to its battery charger product. However, the Company is obligated to pay for expenses incurred in filing foreign patent applications for the product on behalf of certain directors of the Company and other individuals who hold the international rights. These amounts are to be repaid out of the 10% royalty discussed in Note B. The total paid by the Company pursuant to this obligation for the period from January 21, 1987 (date of incorporation) to June 30, 1997 was $72,057. These amounts were paid primarily prior to fiscal year 1993, and the general partner has since assumed the obligation.

NOTE G - LIMITED PARTNERSHIP TERMS

    In October 1992, the Company entered into a limited partnership agreement with several other limited partners (including directors and/or significant shareholders of the Company) and a sole general partner to provide for the initial testing, and potentially, the management, funding, manufacturing and marketing of the Power Cell reserve battery unit. In exchange for contribution of rights to the Power Cell unit the Company initially obtained an approximate 11% interest in the limited partnership (the Partnership) as a limited partner, which is subject to certain preference distributions to the general partner. The Company's initial Partnership interest decreased to approximately 7.35% at June 30, 1997 due to the admittance of outside investors into the Partnership. The Company is not involved in the management of the Partnership.

    A separate license royalty agreement between the Company and the Partnership provides that the Company will be entitled to royalty payments on all Power Cell units produced and sold in the United States and its territories equal to 5% to 20% of the annual gross sales of the Partnership up to a certain sales level as specified in the agreement. A portion of this royalty was assigned to another party as described below. Royalties on international sales of Power Cell units will be paid to individual international rights holders, some of which are affiliates of the Company (directors and/or significant shareholders), and all of which are limited partners in the Partnership.

    In connection with the royalty and limited partnership agreements, the engineering firm that developed the battery product received an approximate 41% of the Company's royalty rights and an approximate 8% interest in the Partnership. Subsequent to June 30, 1997, the Partnership received a favorable settlement in a lawsuit against the engineering firm. The settlement released the 41% royalty rights and the 8% Partnership interest. Currently, the Company is reviewing the terms and conditions of the settlement to determine the impact on the Company of the return of the royalty rights.

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

NOTE H - CONTINGENCIES

    In fiscal 1993, a request for additional compensation of approximately $394,000 for the president of the Company was submitted to the Company's board of directors for approval. In addition, the president of the Company intends to submit to the Company's board of directors a request for additional compensation totaling $213,000 for the fiscal years ended June 30, 1994 through 1997.

    These amounts remain unpaid and are considered contingent liabilities and have not been recorded in the accompanying financial statements, because to date, none have been approved by the Company's board of directors.