Form 10KSB/A
period 1997-06-30
POWER CELL INC
filed 1997-10-20
CIK 798539

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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



                                              Number of Shares               Percentage of
           Names and Addresses                Beneficially Owned           Outstanding Shares
---------------------------------------------------------------------------------------------

Howard L. Farkas (1, 2)
5460 S. Quebec Street, Suite 300
Englewood, CO 80111-1918                                       0                        0.00%

S.A. Hellerstein
Trustee for the Farkas Trusts (2)
1139 Delaware Street
Denver, CO 80204                                       1,089,235                       17.25%

Burton W. Kanter (1, 3)
2 N. LaSalle Street, Suite 2410
Chicago, IL 60602                                              0                        0.00%

Windy City, Inc. (3)
8300 Boone Boulevard, Suite 780
Vienna, VA 22182                                         363,078                        5.84%

Rudy Marich (1, 5, 6)
Marich Investments, Ltd.
6025 S. Quebec, Suite 150
Englewood, CO 80111                                            0                        0.00%

Thomas M. Vickers (5)
Trustee of the Marich Family Trust
6025 S. Quebec, Suite 150
Englewood, CO 80111                                    1,452,314                        46.72%

James C. Rambin (1, 4, 6, 7)
5619 Ridgetown Circle
Dallas, Texas 75230                                             0                       0.00%

J.L. Rambin (6)
Trustee of the Rambin Family Trust
5619 Ridgetown Circle
Dallas, Texas 75230                                    1,452,314                       46.72%


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