Form 10QSB
period 1997-09-30
POWER CELL INC
filed 1997-11-12
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File Number 0-15379

                                POWER-CELL, INC.
              Exact name of Registrant as specified in its charter

      Colorado                                          84-1029701
State of Incorporation                        IRS Employer Identification Number


                            600 Preston Forest Center
                                     Box 200
                               Dallas, Texas 75230
                                  214/373-1887
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                    Yes X No


The number of shares of common stock of the Registrant outstanding at September 30, 1997 was 6,216,875.

                                POWER-CELL, INC.


              INDEX

Part I

              Financial Information                                                           PAGE

              Balance sheet - September 30, 1997 (unaudited)                                   3

              Unaudited condensed  statements of operations - three months ended
              September 30, 1997 and 1996 and the period from
              January 21, 1987 (date of incorporation) to September 30, 1997                   4

              Unaudited condensed  statements of cash flows - three months ended
              September 30, 1997 and 1996 and the period from
              January 21, 1987 (date of incorporation) to September 30, 1997                   5

              Note to condensed financial statements                                           6

              Management's discussion and analysis of financial condition and
              results of operations                                                            7

Part II       Signature Page                                                                   9


                                POWER CELL, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                                   (Unaudited)


                                                                                           SEPTEMBER 30,
                                                                                              1997
                                                        ASSETS                            --------------

CURRENT ASSETS:                                                                           $          352
Cash and cash equivalents

INVESTMENT IN PARTNERSHIP                                                                         31,787
                                                                                          --------------
     Total assets                                                                         $       32,139
                                                                                          ==============

                                         LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                       $      27,061

ADVANCES PAYABLE                                                                                   20,000

SHAREHOLDERS' DEFICIT:
Common stock, par value $.0001 per share, 750,000,000
  shares authorized; 6,216,875 shares issued and outstanding                                          622
Additional paid-in capital                                                                      1,555,492
Deficit accumulated in the development stage                                                   (1,571,036)
                                                                                            -------------

     Total Stockholders' Deficit                                                                  (14,922)

     Total Liabilities and Stockholders' Deficit                                            $      32,139
                                                                                            =============









                 See accompanying note to financial statements.



                                POWER CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     PERIOD FROM
                                            THREE MONTHS           JANUARY 21, 1987
                                             ENDED                    (DATE OF
                                            SEPTEMBER 30,          INCORPORATION)
                                        1997            1996     TO SEPTEMBER 30, 1997
                                      -------------------------- ---------------------
REVENUES:
   Interest and other                 $      --      $        94      $   176,724

EXPENSES:
   Product development                       --             --            225,478
   General and administrative               3,090         13,742        1,489,576
   Interest                                  --             --             32,706
                                      -----------    -----------      -----------
        Total expenses                      3,090         13,742        1,747,760
                                      -----------    -----------      -----------

NET LOSS                              $    (3,090)   $   (13,648)     $(1,571,036)
                                      ===========    ===========      ===========

















                 See accompanying notes to financial statements.


                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      PERIOD FROM
                                                                                     JANUARY 21, 1987
                                                                                        (DATE OF
                                                       THREE MONTHS ENDED            INCORPORATION)
                                                          SEPTEMBER 30,                   TO
                                                     1997               1996        SEPTEMBER 30, 1997
                                                    ------             ------       ------------------

OPERATING ACTIVITIES:
    Net loss                                      $    (3,090)   $   (13,648)   $(1,571,036)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
        Amortization and depreciation                    --             --           24,644
        Issuance of stock options for services         11,109         24,094
        Loss on theft of equipment                       --             --              741
    Changes in operating asset and liabilities:
        Change in other assets                        (16,400)
        Change in accounts payable and accrued
           expenses                                      --           27,061
                                                  -----------    -----------    -----------
NET CASH USED IN OPERATING
   ACTIVITIES                                          (3,090)        (2,539)    (1,510,896)

INVESTING ACTIVITIES:
    Purchase of office equipment                         --             --           (8,985)
    Investment in limited partnership                    --             --          (31,787)
                                                  -----------    -----------    -----------
NET CASH USED IN INVESTING
   ACTIVITIES                                            --             --          (40,772)

FINANCING ACTIVITIES:
    Capital contribution                                2,500           --            2,500
    Advance received                                     --             --           20,000
    Issuance of common stock and exercise of
       warrants                                          --             --        1,533,020
    Stock issuance costs                                 --             --           (3,500)
                                                  -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                           2,500           --        1,552,020
                                                  -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (590)        (2,539)           352
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    942         10,372           --
                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                      $       352    $     7,833    $       352
                                                  ===========    ===========    ===========



                 See accompanying notes to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

A.    Basis of Presentation

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended June 30, 1997 filed with the Securities Exchange Commission.

      The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of June 30, 1997 of $26,709.

     Results of Operations

     The company has been engaged in organizational and capital raising activities since inception through September 30, 1997. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POWER-CELL, INC.
                                  (Registrant)




Date:11/11/97                                 /s/ James C. Ramkin
                                              -------------------------------
                                              James C. Rambin, President
                                              and Principal Financial Officer