Form 10QSB
period 1997-12-31
POWER CELL INC
filed 1998-02-11
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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


                            600 Preston Forest Center
                                     Box 200
                               Dallas, Texas 75230
                                  214/373-1887
           -----------------------------------------------------------
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                    Yes X No


The number of shares of common stock of the Registrant outstanding at December 31, 1997 was 6,216,875.

                                POWER-CELL, INC.


          INDEX

Part I

          Financial Information                                             PAGE

          Balance sheet - December 31, 1997 (unaudited)                        3

          Unaudited condensed statements of operations - three and six month periods ended December 31, 1997 and 1996 and the period from January 21, 1987 (date of incorporation) to
          December 31, 1997                                                    4

          Unaudited condensed statements of cash flows - six months ended December 31, 1997 and 1996 and the period from
          January 21, 1987 (date of incorporation) to December 31, 1997        5

          Note to condensed financial statements                               6

          Management's discussion and analysis of financial condition and
          results of operations                                                7

Part II   Signature Page                                                       9

                                POWER CELL, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                                   (Unaudited)


                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $       142

INVESTMENT IN PARTNERSHIP                                               31,787
                                                                   -----------
     Total assets                                                  $    31,929
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $    27,648

ADVANCES PAYABLE                                                        20,000

STOCKHOLDERS' DEFICIT:
Common stock, par value $.0001 per share, 750,000,000
   shares authorized; 6,216,875 shares issued and outstanding              622
Additional paid-in capital                                           1,565,431
Deficit accumulated in the development stage                        (1,581,772)
                                                                   -----------

     Total Stockholders' Deficit                                       (15,719)

     Total Liabilities and Stockholders' Deficit                   $    31,929
                                                                   ===========









                 See accompanying note to financial statements.



                                POWER CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       THREE MONTHS                    SIX MONTHS         PERIOD FROM JANUARY 21,
                                          ENDED                           ENDED                1987 (DATE OF
                                       DECEMBER 31,                    DECEMBER 31,           INCORPORATION)
                                      --------------                 --------------
                                   1997            1996          1997            1996        TO DECEMBER 31, 1997
                                  ------          ------        ------          ------      ---------------------
REVENUES:
   Interest and other           $      --      $        60    $      --      $       154         $   176,724

EXPENSES:
   Product development                 --             --             --             --               225,478
   General and administrative        10,736          5,903         13,826         19,645           1,500,312
   Interest                            --             --             --             --                32,706
                                -----------    -----------    -----------    -----------         -----------
        Total expenses               10,736          5,903         13,826         19,645           1,758,496
                                -----------    -----------    -----------    -----------         -----------

NET LOSS                        $   (10,736)   $    (5,843)   $   (13,826)   $   (19,491)        $ 1,581,772)
                                ===========    ===========    ===========    ===========         ===========















                 See accompanying note to financial statements.


                                POWER CELL, INC.
                        (A Development Stage Enterprise)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  PERIOD FROM
                                                                                JANUARY 21, 1987
                                                                                    (DATE OF
                                                        SIX MONTHS ENDED         INCORPORATION)
                                                           DECEMBER 31,               TO
                                                       --------------------
                                                        1997          1996      DECEMBER 31, 1997
                                                       ------        ------     -----------------

OPERATING ACTIVITIES:
    Net loss                                      $   (13,826)   $   (19,491)   $(1,581,772)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization and depreciation                    --             --           24,644
        Issuance of stock options for services                        11,109         24,094
        Loss on theft of equipment                       --             --              741
    Changes in operating asset and liabilities:
        Change in other assets                                                      (16,400)
        Change in accounts payable and accrued
           expenses                                       587          1,300         27,648
                                                  -----------    -----------    -----------
NET CASH USED IN OPERATING
   ACTIVITIES                                         (13,239)        (7,082)    (1,521,045)

INVESTING ACTIVITIES:
    Purchase of office equipment                         --             --           (8,985)
    Investment in limited partnership                    --             --          (31,787)
                                                  -----------    -----------    -----------
NET CASH USED IN INVESTING
   ACTIVITIES                                            --             --          (40,772)

FINANCING ACTIVITIES:
    Capital contribution                               12,439           --           12,439
    Advance received                                     --             --           20,000
    Issuance of common stock and exercise of
       warrants                                          --             --        1,533,020
    Stock issuance costs                                 --             --           (3,500)
                                                  -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                         12,439           --        1,561,959
                                                  -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (800)        (7,082)           142
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    942         10,372           --
                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                      $       142    $     3,290    $       142
                                                  ===========    ===========    ===========


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

     The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

     On October 21, 1992, the company entered into a limited partnership agreement (see General Development of Business section for outline of various contract terms and conditions) with several other limited partners and a sole general partner to provide for management, funding, manufacturing and marketing of the Power Cell reserve battery unit on a worldwide basis. The company initially owned an 11% interest in the limited partnership, which may increase or decrease due to the occurrence of certain events. The interest decreased to 7.35% during fiscal 1996 due to the addition of outside investors, resulting in a pro rata dilution. In addition, a separate license royalty agreement between the Company and the limited partnership provides that the Company will receive royalty payments on all Power Cell units produced and sold in the United States and its territories. Royalty payments on international sales of Power Cell units will be paid to individual international rights holders, or their designees, some of which are affiliates of the Company, and all of which are limited partners in the partnership, as follows: one-third (33 1/3%) to
     J. C. Rambin; one-third (33 1/3%) to Rudy Marich; one-third to Howard Farkas (75% of 1/3) and Burt Kanter (25% of 1/3). These royalty payments will be due and payable when, and if, royalty funds are received.

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

     Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of December 31, 1997 of $27,506.

     Results of Operations

     The company has been engaged in organizational and capital raising activities since inception through December 31, 1997. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POWER-CELL, INC.
                                ----------------
                                  (Registrant)




Date:  February 11, 1998                /s/ James C. Rambin
                                        -------------------------------
                                        James C. Rambin, President
                                        and Principal Financial Officer