Form 10QSB
period 1998-03-31
POWER CELL INC
filed 1998-05-08
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended March 31, 1998

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



                                POWER-CELL, INC.


              INDEX

Part I

              Financial Information                                                    PAGE
              ---------------------

              Balance sheet - March 31, 1998 (unaudited)                                3

              Unaudited  condensed  statements  of  operations  - three and nine month periods ended March 31, 1998 and 1997 and the period
              from January 21, 1987 (date of incorporation) to March 31, 1998           4

              Unaudited  condensed  statements of cash flows - nine months ended
              March 31, 1998 and 1997 and the period from
              January 21, 1987 (date of incorporation) to March 31, 1998                5

              Note to condensed financial statements                                    6

              Management's discussion and analysis of financial condition and
              results of operations                                                     7

Part II       Signature Page                                                            9
              --------------




                                POWER CELL, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                                   (Unaudited)


                                                                                  MARCH 31,
                                                                                    1998
                                     ASSETS                                      -----------
                                     ------

CURRENT ASSETS:
Cash and cash equivalents                                                        $       292

INVESTMENT IN PARTNERSHIP                                                             31,787
                                                                                 -----------
     Total assets                                                                $    32,079
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                            $    27,648

ADVANCES PAYABLE                                                                      20,000

STOCKHOLDERS' DEFICIT:
Common stock, par value $.0001 per share, 750,000,000
   shares authorized; 6,419,951 shares issued and outstanding                            622
Additional paid-in capital                                                         1,566,931
Deficit accumulated in the development stage                                      (1,583,122)
                                                                                 -----------

     Total Stockholders' Deficit                                                     (15,569)
                                                                                 -----------
     Total Liabilities and Stockholders' Deficit                                 $    32,079
                                                                                 ===========
















                 See accompanying note to financial statements.


                                POWER CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        THREE MONTHS                NINE MONTHS           PERIOD FROM JANUARY 21,
                                            ENDED                      ENDED                 1987 (DATE OF
                                           MARCH 31,                 MARCH 31,                 INCORPORATION)
                                 ------------------------     --------------------------
                                    1998           1997          1998            1997        TO MARCH 31, 1998
                                 ----------    -----------    ---------      -----------    -------------------

REVENUES:
   Interest and other           $      --      $        26    $      --      $       180         $   176,724

EXPENSES:
   Product development                 --             --             --             --               225,478
   General and administrative         1,350          1,222         15,176         20,867           1,501,662
   Interest                            --             --             --             --                32,706
                                -----------    -----------    -----------    -----------         -----------
        Total expenses                1,350          1,222         15,176         20,867           1,759,846
                                -----------    -----------    -----------    -----------         -----------

NET LOSS                        $    (1,350)   $    (1,196)   $   (15,176)   $   (20,687)        $(1,583,122)
                                ===========    ===========    ===========    ===========         ===========















                 See accompanying note to financial statements.


                                POWER CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               PERIOD FROM
                                                                              JANUARY 21, 1987
                                                                                (DATE OF
                                                        NINE MONTHS ENDED     INCORPORATION)
                                                            MARCH 31,             TO
                                                  -------------------------   -----------------
                                                       1998          1997      MARCH 31, 1998
                                                  -----------    ----------   -----------------


OPERATING ACTIVITIES:
    Net loss                                      $   (15,176)   $   (20,687)   $(1,583,122)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization and depreciation                    --             --           24,644
        Issuance of stock options for services                        11,109         24,094
        Loss on theft of equipment                       --             --              741
    Changes in operating asset and liabilities:
        Change in other assets                                                      (16,400)
        Change in accounts payable and accrued
           expenses                                       587          1,300         27,648
                                                  -----------    -----------    -----------
NET CASH USED IN OPERATING
   ACTIVITIES                                         (14,589)        (8,278)    (1,522,395)

INVESTING ACTIVITIES:
    Purchase of office equipment                         --             --           (8,985)
    Investment in limited partnership                    --             --          (31,787)
                                                  -----------    -----------    -----------
NET CASH USED IN INVESTING
   ACTIVITIES                                            --             --          (40,772)

FINANCING ACTIVITIES:
    Capital contribution                               13,939           --           13,939
    Advance received                                     --             --           20,000
    Issuance of common stock and exercise of
       warrants                                          --             --        1,533,020
    Stock issuance costs                                 --             --           (3,500)
                                                  -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                         13,939           --        1,563,459
                                                  -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (650)        (8,278)           292
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    942         10,372           --
                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                      $       292    $     2,094    $       292
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

      The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential


                 See accompanying notes to financial statements.

     candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of March 31, 1998 of $27,356.

     Results of Operations

     The company has been engaged in organizational and capital raising activities since inception through March 31, 1998. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POWER-CELL, INC.
                                ----------------
                                  (Registrant)




Date:
      ---------------                    ---------------------------------------
                                          James C. Rambin, President
                                          and Principal Financial Officer