Form 10KSB
period 1998-06-30
POWER CELL INC
filed 1998-10-14
CIK 798539

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934

For the fiscal year ended                                        Commission File
June 30, 1998                                                     Number 0-15379
                                Power-Cell, Inc.
               (Exact name of registrant as specified in charter)

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

                                 (214) 373-1887
                                 --------------
               (Registrant's telephone number including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $342,000. This calculation is based upon the average of the bid and asked prices of the Registrant's Common Stock on June 30, 1998.

The number of shares of the Registrant's $.0001 par value Common Stock outstanding as of April 7, 1998 was 6,419,540.

                                     PART I

Item 1. Business


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

          The Company was advised by Reserve Battery, Inc. on June 30, 1997 that litigation had been settled between Reserve and OSMIC, Inc. and furnished with a copy of the assignments. OSMIC, Inc. has assigned to Reserve Battery, Inc. the above cited limited partnership interest and the license royalty interest of Power Cell, Inc./OSMIC, Inc. The Company is currently reviewing the release and assignment to determine the adequacy of the legal conveyance of the royalty of (41%) of its domestic royalty provision; and its prorata portion of the 34% OSMIC interest in the limited partnership to Power Cell, Inc.

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

          The separate license royalty agreement between the Company and the Partnership provides that the Company will receive royalty payments on all Power Cell units produced and sold in the United States and its territories from 5% to 20% of annual gross per unit. Royalty payments on international sales of Power Cell units will be paid to individual international rights holders, some of which are affiliates of the Company (director and/or significant shareholders), and all of which are limited partners in the Partnership.

          The Company has been informed by Reserve Battery, Inc. that all marketing and operations activities have ceased as a result of its inability to source sufficient capital to sustain operations.

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

          The Company has been informed by Reserve Battery, Inc. that all marketing and operations activities have ceased as a result of its inability to source sufficient capital to sustain operations.

          The Company has no full-time or part-time employees but uses one consultant, who devotes substantially all of his time to the Company's business.

     (d)  Financial Information About Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
          Sales.
          ------

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

          During fiscal year 1998, the Partnership received a favorable settlement in a lawsuit against the engineering firm. The settlement released the defendants' 41% royalty rights and the 8% Partnership interest. Currently, the Company is reviewing the terms and conditions of the settlement to determine the impact on the Company of the return of the royalty rights.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          A special meeting (the "Special Meeting") of the shareholders of Power-Cell, Inc., a Colorado corporation (the "Company"), was held at the offices of the Zisman Law Firm, A Professional Corporation, Fourth Floor Conference Room, 2626 Cole Avenue, Suite 400, Dallas, Texas, 75204, at 11:00 A.M., Dallas, Texas time, on December 4, 1997 for the following purpose:

               To consider the proposals of James C. Rambin to (a) remove, without cause, Howard L. Farkas and Burton W. Kanter as Directors of the Company, (b) elect H. Don Gill and E. Brewer Newton as Directors of the Company, and (c) re-elect James C. Rambin as a Director of the Company. The proposals were approved, ratified and adopted.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         -----------------------------------------------------------------------
         Matters.
         --------

          The initial public offering of Units of the Company's Common Stock and Class A Warrant was completed on December 16, 1986 and, between that time and May 16, 1988, the date on which the Company's Warrants were redeemed, (Gross Proceeds received $1,284,000 - Note C) Units of the Company's Common Stock and Warrants were traded in the over-the-counter market. The Company's Common Stock began trading in the over-the-counter market on March 4, 1987. The Company's outstanding common share were reduced by a reverse split at a ratio of 100-1, effective November 21, 1994. As of June 30, 1998, the Company had 886 shareholders of record.

          The following table sets forth the range of quarterly high and low bid quotations for the Common stock for the periods indicated. Quotations are inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                          PERIOD                                 COMMON
STOCK

                                                           High         Low

  A.          July 1, 1996 to September 30, 1996           $.35        $.160
              October 1, 1996 to December 31, 1996          .40         .155
              January 1, 1997 to March 31, 1997             .34         .125
              April 1, 1997 to June 30, 1997                .155        .155


  B.          July 1, 1997 to September 30, 1997            .375        .09375
              October 1, 1997 to December 31, 1997         2.12         .100
              January 1, 1998 to March 31, 1998             .875        .250
              April 1, 1998 to June 30, 1998                .625        .21875


Item 6. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations Liquidity and Capital Resources
        ---------------------------------------------

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

          The Company has been informed by Reserve Battery, Inc. that all marketing and operations activities have ceased as a result of its inability to source sufficient capital to sustain operations.

          Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of June 30, 1998 of $26,831.

          Results of Operations
          ---------------------

          The company has been engaged in organizational and capital raising activities since inception through June 30, 1998. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

Item 7. Financial Statements
        --------------------


              INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----

              Independent Auditor's Report                                                     F-1

              Balance Sheet - June 30, 1998                                                    F-2

              Statements of  Operations - Years ended June 30, 1998 and 1997 and for the period from January 21, 1987 (date of
                 incorporation) to June 30, 1998                                               F-3

              Statements of Shareholders' Equity - For
                 the period from January 21, 1987 (date
                 of incorporation) through June 30, 1998                                  F-4, F-5

              Statements of Cash Flows - Years  ended June 30, 1998 and 1997 and for the period from January 21, 1987 (date
                 of incorporation) to June 30, 1998                                            F-6

              Notes to Financial Statements                                                    F-7



Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure Matters
         ----------------------------

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


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

          The following table sets forth the name and age of each director and their position and offices with the Company:

            Names              Age          Current            Served as
                                            Position         Director Since
        ------------------------------------------------------------------------

          E. Brewer Newton      60     Director                 December 4, 1997

          H. Don Gill           61     Director                 December 4, 1997

          James C. Rambin       74     Director, President            1988


          H. Don Gill, age 61, since 1980 has been the owner and operator of The Howard Group, Corpus Christi, Texas, engaged in commercial real estate brokerage and development, (The Howard Group is neither a subsidiary nor affiliate of the Company). From 1959 through 1980 he was primarily engaged in banking in Texas and New Mexico, having been Chairman and Chief Executive Officer of Liberty National, Lovington, New Mexico and President of Plains State Bank, Plains, Texas from 1977 through 1980. He also served as Senior Bank Examiner, Federal Reserve Bank Dallas from 1959 through 1962. Mr. Gill received his BBA from Baylor University in 1956 and attended the SMU Southwest Graduate School of Banking in 1976.

          E. Brewer Newton, age 60, received his BBA from Memphis State University in 1959 and served as a United States Naval Officer from 1959 through 1962. From 1962 through 1975 he was engaged primarily in investment banking and retail and municipal sales for several New York Stock Exchange Member and Allied Member firms. From 1975 through 1983 he was vice president of Bright Banc/Southwest Trust & Mortgage, Dallas, Texas, involved in residential and commercial loan development and underwriting. From 1983 through 1995 he was engaged primarily in commercial mortgage financing and brokering, having been associated with the Resolution Trust Corporation from 1989 through 1992 and Tuens Commercial Properties of Dallas from 1992 through 1995. Since 1995 he has been owner and president of Rinky Tinks, Inc., a retail food establishment in Granbury, Texas. (None of the foregoing enterprises is a subsidiary or affiliate of the Company.)

          James C. Rambin, 74, has been a Director and President of the Company since 1988. From 1982 to the present he has been President and a director of Sandia Financial, Inc., a Dallas, Texas corporate finance consulting firm. Mr. Rambin was President and a director of Oil City Petroleum, a publicly held oil and production and development company, from August 1978 through September 1982, when he resigned as president. Mr. Rambin resigned as a director of Oil City in December 1983. From 1973 through 1978 he was an executive with and Chairman of Midco Energy, Inc., Midland, Texas. From 1950 to 1973 Mr. Rambin was engaged in the investment securities industry with member firms of the New York Stock Exchange, where he served in the capacity of regional manager of corporate finance and senior vice president of investment banking. Additionally, he was a general partner and allied member of the New York Stock Exchange. Mr. Rambin received his B.S. in Economics from Centenary College. He did post-graduate study at Texas Christian University, Southern Methodist University, Ohio State University and the New York Institute of Finance.

Item 10. Executive Compensation
         ----------------------

          During the fiscal year ended June 30, 1998, no officer or director of the Company received any compensation for their services as such. However, in fiscal 1998, the Company's board of directors approved a request for compensation of approximately $607,000 for the president of the Company. In addition, the president of the Company intends to submit to the Company's board of directors a request for additional compensation totaling $30,000 for the fiscal year ended June 30, 1998. However, the board of directors agreed these amounts would be due only if the president could negotiate the payment (or some portion thereof) with an acquiring or merging company, if any.


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



Names and Addresses                           Number of Shares                   Percentage of
                                            Beneficially Owned               Outstanding Shares
-----------------------------------------------------------------------------------------------

H. Don Gill (1)
4224 Ocean Drive
Corpus Christi, TX 78411                                55,555                            1.88%

S.A. Hellerstein
Trustee for the Farkas Trusts (2)
1139 Delaware Street
Denver, CO 80204                                     1,089,235                           36.80%

Windy City, Inc. (3)
8300 Boone Boulevard, Suite 780
Vienna, VA 22182                                       363,078                           12.27%

Thomas M. Vickers (5)
Trustee of the Marich Family Trust
6025 S. Quebec, Suite 150
Englewood, CO  80111                                 1,452,313                           49.06%

James C. Rambin (1, 4, 6, 7)
5619 Ridgetown Circle
Dallas, Texas  75230                                         0                            0.00%

J. L. Rambin (6)
Trustee of the Rambin Family Trust
5619 Ridgetown Circle
Dallas, Texas 75230                                  1,452,313                           49.06%



1.   Currently director of the company.

2. The Farkas Trusts are a group of trusts of which the beneficiaries include family members of Howard L. Farkas, a former director of the Company. Mr. Farkas disclaims beneficial ownership of the shares owned by the Farkas Trusts.

3. Windy City, Inc. is a corporation composed of certain interests of family member of Burton W. Kanter, a former director of the Company. Mr. Kanter disclaims beneficial ownership of shares owned by Windy City, Inc.

4.   Currently an officer and director of the Company.

5. Marich Investments, Ltd. a Trust organized under the laws of the State of Colorado.

6. Rambin Family Trust, a Trust organized under the laws of the State of Texas.

7. The Company has received a copy of a statement on Schedule 13D filed by Messrs. Marich and Rambin reporting that on September 3, 1988, they entered into a voting agreement with the intent of acting together concerning the voting power held by them as shareholders of the Company. Messrs. Marich and Rambin reported that they have shared voting power and shared dispositive power with respect to the shares owned by each of them of record. Mr. Marich owned or had beneficial ownership of 1,452,313 shares, and Mr. Rambin owned 1,452,313 shares of record. Mr. Marich has informed the Company that he has placed these 1,452,313 shares in Marich Investments, Ltd., a Trust organized under the laws of the State of Colorado. Mr. Rambin has informed the Company that he has place these shares in the Rambin Family Trust, a Trust organized under the laws of the State of Texas.

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

     (b)      Reports on Form 8-K
              --------------------

              None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWER-CELL, INC.
                                  (Registrant)


                            By:/s/ James C. Rambin
                                -----------------------------
                                  James C. Rambin, President


                                   Date: October 14, 1998
                                         --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                            By:/s/ James C. Rambin
                               -------------------------------------------
                                   James C. Rambin, President and Director
                                      (Principal Executive Officer)

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Power-Cell, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Power-Cell, Inc. (a development stage enterprise) as of June 30, 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1998 and the period from July 1, 1989 through June 30, 1998, which is not separately presented. The period from inception through June 30, 1989, which is not separately presented, was audited and reported on by other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power-Cell, Inc. (a development stage enterprise) as of June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, and the period from July 1, 1989 through June 30, 1998, which is not separately presented, in conformity with generally accepted accounting principles.

We have also audited the combination of the accompanying statements of operations and cash flows for the period from January 21, 1987 (date of incorporation) to June 30, 1989 into the period from January 21, 1987 to June 30, 1998. In our opinion, such statements have been properly combined.

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



HEIN + ASSOCIATES LLP

Dallas, Texas
October 8, 1998

                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                  June 30, 1998

                                      ASSET
                                      -----


CURRENT ASSET -  Cash                                               $     1,117
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES -  Accounts payable and
   accrued expenses                                                 $    27,948

COMMITMENTS AND CONTINGENCIES
   (Notes D, F, G and H)

SHAREHOLDERS' DEFICIT:
    Common stock, $.0001 par value, 750,000,000 shares
      authorized; 6,419,540 shares issued and outstanding                   642
    Additional paid-in capital                                        1,568,911
    Deficit accumulated in the development stage                     (1,596,384)
                                                                    -----------

         Total shareholders' deficit                                    (26,831)
                                                                    -----------

         Total liabilities and shareholders' deficit                $     1,117
                                                                    ===========















                 See accompanying notes to financial statements.



                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS




                                                                       For the period
                                                                       from January 21,
                                           Years Ended June 30,         1987 (Date of
                                         --------------------------     Incorporation)
                                            1998           1997        to June 30, 1998
                                         ---------      -----------    ----------------
REVENUE -
   Interest and other income             $      --      $       189    $    176,724

EXPENSES:
   Product development                          --             --           225,478
   General and administrative                 16,651         21,528       1,503,137
   Interest                                     --             --            32,706
   Impairment of investment                   11,787           --            11,787
                                         -----------    -----------    ------------
                                              28,438         21,528       1,773,108
                                         -----------    -----------    ------------

       NET LOSS                          $   (28,438)   $   (21,339)   $ (1,596,384)
                                         ===========    ===========    ============

NET LOSS PER SHARE (Basic and Diluted)   $     *        $     *
                                         ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                             6,419,540      6,216,875
                                         ===========    ===========


* Less than $ (.01)




















                 See accompanying notes to financial statements.


                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          For the Period From January 21, 1987 (Date of Incorporation)
                              through June 30, 1998

                                                                                                                           Deficit
                                                                                  Common Stock                           Accumulated
                                                     Common Stock                   Subscribed         Additional          in the
                                            --------------------------      -------------------------   Paid-in          Development
                                               Shares         Amount          Shares         Amount     Capital            Stage
                                            ----------      ----------      ----------     ----------  -----------      ------------

Issuance of stock on January 21, 1987        4,356,942          $  436            -             -      $       564      $    -
Net loss                                          -              -                -             -             -          (255,419)
                                            ----------      ----------      ----------     ----------  ------------     ----------
    BALANCE, June 30, 1987                   4,356,942             436            -             -               564       (255,419)

Issuance of stock for legal services
  on February 17, 1988                         163,385              16            -             -             1,234           -
Stock recorded upon reverse
  acquisition of Magellan                      925,850              93            -             -           285,427           -
Exercise of warrants                           560,698              56            -             -         1,195,194           -
Net loss                                          -              -                -             -              -          (271,610)
                                            ----------      ----------      ----------     ----------    ----------     ----------
    BALANCE, June 30, 1988                   6,006,875             601            -             -         1,482,419       (527,029)

Net loss                                          -              -                -             -              -          (273,357)
                                            ----------      ----------      ----------     ----------    ----------     ----------
    BALANCE, June 30, 1989                   6,006,875             601            -             -         1,482,419       (800,386)
Net loss                                          -              -                -             -              -          (310,335)
                                            ----------      ----------      ----------     ----------    ----------     ----------
    BALANCE, June 30, 1990                   6,006,875             601            -             -         1,482,419     (1,110,721)
Net loss                                          -              -                -             -              -          (199,455)
                                            ----------      ----------      ----------     ----------    ----------     ----------
    BALANCE, June 30, 1991                   6,006,875             601            -             -         1,482,419     (1,310,176)
Net loss                                          -              -                -             -              -           (87,993)
                                            ----------      ----------      ----------     ----------    ----------     ----------
    BALANCE, June 30, 1992                   6,006,875             601            -             -         1,482,419     (1,398,169)
Net loss                                          -              -                -             -              -           (64,367)
                                            ----------      ----------      ----------     ----------    ----------     ----------
    BALANCE, June 30, 1993                   6,006,875             601            -             -         1,482,419     (1,462,536)



                                   -Continued-




                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT), Continued
          For the Period From January 21, 1987 (Date of Incorporation)
                              through June 30, 1998


                                                                                                                 Deficit
                                                                          Common Stock                          Accumulated
                                             Common Stock                  Subscribed            Additional       in the
                                      ------------------------     -------------------------      Paid-in       Development
                                        Shares         Amount       Shares          Amount        Capital          Stage
                                      -----------   -----------    -----------    -----------    -----------    -----------

Subscription of common stock
   on June 30, 1994                          --            --         100,000         25,000         (2,500)          --
Net loss                                     --            --            --             --             --          (31,876)
                                      -----------   -----------    -----------    -----------    -----------    ----------
     BALANCE, June 30, 1994             6,006,875           601       100,000         25,000      1,479,919     (1,494,412)

Issuance of stock subscribed on
   July 14, 1994                          100,000            10      (100,000)       (25,000)        24,990           --
Issuance of stock on July 14, 1994
   for commission on June 30,
   1994 stock offering                     10,000             1          --             --            2,499           --
Issuance of stock on July 14, 1994        100,000            10          --             --           24,990           --
Cost of stock issuance-legal fees
   and commissions                           --            --            --             --           (3,500)          --
Net loss                                     --            --            --             --             --          (23,194)
                                      -----------   -----------   -----------    -----------    -----------     ----------
     BALANCE, June 30, 1995             6,216,875           622          --             --        1,528,898     (1,517,606)

Issuance of stock options for
 legal fees                                  --            --            --             --           12,985           --
Net loss                                     --            --            --             --             --          (29,001)
                                      -----------   -----------    -----------    -----------    -----------    -----------
     BALANCE, June 30, 1996             6,216,875           622          --             --        1,541,883     (1,546,607)

Issuance of stock options for legal
   fees                                      --            --            --             --           11,109           --
Net loss                                     --            --            --             --             --          (21,339)
                                      -----------   -----------    -----------    -----------    -----------   -----------
     BALANCE, June 30, 1997             6,216,875           622          --             --        1,552,992     (1,567,946)
                                      -----------   -----------   -----------    -----------    -----------    -----------

Issuance of stock to president of
   Company for expenses paid              202,665            20          --             --           15,919           --
Net loss                                     --            --            --             --             --          (28,438)
                                      -----------   -----------    -----------    -----------    -----------   -----------
     BALANCE, June 30, 1998             6,419,540   $       642   $      --      $      --      $ 1,568,911    $(1,596,384)
                                      ===========   ===========   ===========    ===========    ===========    ===========



                 See accompanying notes to financial statements.



                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                     For the Period
                                                                                    from January 21,
                                                                                      1987 (date of
                                                         Years Ended June 30,       incorporation) to
                                                           1998           1997         June 30, 1998
                                                       -----------    -----------   -----------------

OPERATING ACTIVITIES:
    Net loss                                           $   (28,438)   $   (21,339)   $(1,596,384)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Amortization and depreciation                         --             --           24,644
        Loss on theft of equipment                            --             --              741
        Issuance of stock options for services                --           11,109         24,094
        Impairment of investment in Partnership             11,787           --           11,787
        Expenses paid by shareholder                        15,939           --           15,939
        Changes in operating assets and liabilities:
        Other assets                                          --             --          (16,400)
        Accounts payable and accrued expenses                  887            800         26,561
                                                       -----------    -----------    -----------
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                                 175         (9,430)    (1,507,631)
                                                       -----------    -----------    -----------

INVESTING ACTIVITIES:
    Investment in limited partnership                         --             --          (31,787)
    Purchase of office equipment                              --             --           (8,985)
                                                       -----------    -----------    -----------
       NET CASH USED IN
          INVESTING ACTIVITIES                                --             --          (40,772)
                                                       -----------    -----------    -----------

FINANCING ACTIVITIES:
    Advance received                                          --             --           20,000
    Proceeds from issuance of common stock and
       exercise of warrants                                   --             --        1,533,020
    Cost of stock issuance                                    --             --           (3,500)
                                                       -----------    -----------    -----------
       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                --             --        1,549,520
                                                       -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                    175         (9,430)         1,117

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                        942         10,372           --
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                          $     1,117    $       942    $    (1,117)
                                                       ===========    ===========    ===========

SUPPLEMENTAL INFORMATION - cash paid
    during the period for interest                     $      --      $      --      $    32,706
                                                       ===========    ===========    ===========


NONCASH TRANSACTIONS - Common stock was issued for services and for the acquisition of Magellan (Note B) in fiscal year 1988.

                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    Organization
    -------------

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

    Loss per Common Share
    ---------------------

    Basic loss per common share is based upon the weighted average number of common shares outstanding. Diluted loss per share also considers common stock equivalents in the determination of weighted average shares, unless the common stock equivalents would be antidilutive. Warrants prior to exercise are not considered in the computation as their effect would be antidilutive.

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

    Investment in Partnership
    -------------------------

    The Company has an approximate 7.35% limited partner interest in a partnership and the investment is carried at cost, net of an allowance for impairment.

    Income Taxes
    ------------

    The Company accounts for deferred income taxes on a liability method, whereby deferred income taxes are provided for temporary differences between financial statements and income tax reporting amounts.

                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

    Long-Lived Assets
    -----------------

    In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

    Continuation as a Going Concern
    -------------------------------

    The accompanying financial statements and related footnotes have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has incurred significant losses since inception and has limited financial resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise capital and/or eventually achieve profitable operations in order for it to continue as a going concern. The Company entered into a limited partnership agreement in October 1992 that management believed would potentially result in successful manufacturing and marketing of the Company's product and the eventual creation of a royalty stream to the Company and potential earnings from the Company's interest in the partnership (see note G). However, all marketing and operations activities of the partnership have ceased. The Company is currently seeking a merger partner.

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

                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

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

    During fiscal 1998, the Company's board of directors approved the issuance of 202,665 shares to the president of the Company in repayment of $15,939 of costs the president paid on the Company's behalf. The majority of the costs were in connection with a special shareholders' meeting.

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

NOTE E - INCOME TAXES

    The components of the Company's deferred tax accounts are as follows:

                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS



                                                                       June 30,
                                                                         1998
Deferred tax asset - net operating loss carryforward               $    430,000
Deferred tax asset valuation allowance                                 (430,000)
                                                                   ------------
Net deferred tax asset                                             $      --
                                                                   ============

    For federal income tax purposes at June 30, 1998, the Company had a net operating loss carryover of approximately $1,260,000. If not utilized, the net operating loss will begin expiring in 2002 through 2012.

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

    The Company does not have international rights to its battery charger product. However, the Company is obligated to pay for expenses incurred in filing foreign patent applications for the product on behalf of certain directors of the Company and other individuals who hold the international rights. These amounts are to be repaid out of the 10% royalty discussed in Note B. The total paid by the Company pursuant to this obligation for the period from January 21, 1987 (date of incorporation) to June 30, 1998 was $72,057. These amounts were paid primarily prior to fiscal year 1993, and the general partner has since assumed the obligation.

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

    A separate license royalty agreement between the Company and the Partnership provides that the Company will be entitled to royalty payments on all Power Cell units produced and sold in the United States and its territories equal to 5% to 20% of the annual gross sales of the Partnership up to a certain sales level as specified in the agreement. A portion of this royalty was assigned to another party as

                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

    described below. Royalties on international sales of Power-Cell units will be paid to individual international rights holders, some of which are affiliates of the Company (directors and/or significant shareholders), and all of which are limited partners in the Partnership.

    In connection with the royalty and limited partnership agreements, the engineering firm that developed the battery product received an approximate 41% of the Company's royalty rights and an approximate 8% interest in the Partnership. During fiscal year 1998, the Partnership received a settlement in a lawsuit against the engineering firm which released the 41% royalty rights and the 8% Partnership interest.

    During fiscal 1993, the Company incurred legal fees of $31,787 related to the acquisition of its interest in the Partnership. The general partner advanced the Company $20,000 to assist with the legal costs. The terms of the agreement between the general partner and the Company require the advance to be repaid, with interest at 10%, from the first royalty payments which the Company may receive from the Partnership. The Partnership's activities have ceased and as of June 30, 1998 the management believes the Company's investment in the Partnership is fully impaired. Consequently, the investment and related liability have been charged to expense.

NOTE H - CONTINGENCIES

    In fiscal 1998, the Company's board of directors approved a request for compensation of approximately $607,000 for the president of the Company. In addition, the president of the Company intends to submit to the Company's board of directors a request for additional compensation totaling $30,000 for the fiscal year ended June 30, 1998. However, the board of directors agreed these amounts would be due only if the president could negotiate the payment (or some portion thereof) with an acquiring or merging company, if any.

    These amounts are considered contingent liabilities and have not been recorded in the accompanying financial statements, because their payment would be subject to approval by the management of an acquiring or merging company.