Form 10QSB
period 1998-09-30
POWER CELL INC
filed 1998-11-12
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                  OF 1934

For the quarterly period ended September 30, 1998

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

                                                     Yes X No


The number of shares of common stock of the Registrant outstanding at September 30, 1998 was 6,419,540.



                                POWER-CELL, INC.
                        (a development stage enterprise)

                                POWER-CELL, INC.


              INDEX

Part I        Financial Information                                                     PAGE

              Balance sheet - September 30, 1998 (unaudited)                             3

              Unaudited condensed statements of operations - three months ended
              September 30, 1998 and 1997 and the period from January 21, 1987
              (date of incorporation) to September 30, 1998                              4

              Unaudited condensed  statements of cash flows - three months ended
              September 30, 1998 and 1997 and the period from
              January 21, 1987 (date of incorporation) to September 30, 1998             5

              Note to condensed financial statements                                     6

              Management's discussion and analysis of financial condition and
              results of operations                                                      7

Part II       Signature Page                                                             9



                                POWER-CELL, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                                   (Unaudited)

                                                                   September 30,
                                                                      1998
                                                                   -------------

                                      ASSET

CURRENT ASSETS - Cash                                               $       478
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES - Accounts payable and accrued expenses         $    29,198

STOCKHOLDERS' DEFICIT:
     Common stock, par value $.0001 per share, 750,000,000 shares
     authorized; 6,419,540 shares issued and outstanding                    642
     Additional paid-in capital                                       1,570,161
     Deficit accumulated in the development stage                    (1,599,523)
                                                                    -----------

           Total Stockholders' Deficit                                  (28,720)
                                                                    -----------

           Total Liabilities and Stockholders' Deficit              $       478
                                                                    ===========



                 See accompanying note to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months        For the Period From
                                           Ended           January 21, 1987 (Date of
                                       September 30,          Incorporation) to
                                   1998            1997      September 30, 1998
                                 ------           ------   -------------------
REVENUE -
   Interest and other income    $      --      $      --      $   176,724

EXPENSES:
   Product development                 --             --          225,478
   General and administrative         3,139          3,090      1,506,276
   Interest                            --             --           32,706
   Impairment of investment            --             --           11,787
                                -----------    -----------    -----------
        Total expenses                3,139          3,090      1,776,247
                                -----------    -----------    -----------

NET LOSS                        $    (3,139)   $    (3,090)   $(1,599,523)
                                ===========    ===========    ===========









                 See accompanying note to financial statements.


                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               For the Period from
                                                       Three Months Ended       January 21, 1987
                                                         September 30,        (Date of Incorporation)
                                                        ---------------                 to
                                                   1998                 1997   September 30,1998
                                                  ------               ------  ------------------

OPERATING ACTIVITIES:
    Net loss                                      $    (3,139)   $    (3,090)   $(1,599,523)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization and depreciation                    --             --           24,644
        Issuance of stock options for services           --             --           24,094
        Loss on theft of equipment                       --             --              741
        Impairment of investment in Partnership          --             --           11,787
        Expenses paid by stockholder                    1,250          2,500         17,189
    Changes in operating asset and liabilities:
        Other assets                                     --             --          (16,400)
        Accounts payable and accrued expenses           1,250           --           29,198
                                                  -----------    -----------    -----------
NET CASH USED IN OPERATING
   ACTIVITIES                                            (639)          (590)    (1,508,270)
                                                  -----------    -----------    -----------

INVESTING ACTIVITIES:
    Purchase of office equipment                         --             --           (8,985)
    Investment in limited partnership                    --             --          (31,787)
                                                  -----------    -----------    -----------
NET CASH USED IN INVESTING
   ACTIVITIES                                            --             --          (40,772)
                                                  -----------    -----------    -----------

FINANCING ACTIVITIES:
    Advance received                                     --             --           20,000
    Issuance of common stock and exercise of
       warrants                                          --             --        1,533,020
    Stock issuance costs                                 --             --           (3,500)
                                                  -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                            --             --        1,549,520
                                                  -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (639)          (590)           478
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  1,117            942           --
                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                      $       478    $       352    $       478
                                                  ===========    ===========    ===========


                 See accompanying note to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

A.    Basis of Presentation

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-KSB for the year ended June 30, 1998 filed with the Securities Exchange Commission.

      The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources
     ---------------------------------------------------------------------------

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

     Management is currently evaluating its future course of action. To improve its liquidity, the Company is negotiating for a sale of common shares to an investor. Also, the developments herein should assist the Company in reviewing the possibility of affiliating with other companies through acquisition or merger combinations that would provide a financial basis for a public or private placement of debt or equity. There are ongoing discussions and analysis of several potential candidates that could provide a solution to the financial requirements of Power Cell, Inc. to proceed as a viable entity and/or an integral part of an existing operation. The Company had a working capital deficit as of September 30, 1998 of $28,720.

     Results of Operations
     ---------------------

     The company has been engaged in organizational and capital raising activities since inception through September 30, 1998. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POWER-CELL, INC.
                                  (Registrant)




Date:                                            /s/  James C. Rambin,
                                                 -------------------------------
                                                 James C. Rambin, President
                                                 and Principal Financial Officer