Form 10QSB
period 1998-12-31
POWER CELL INC
filed 1999-02-18
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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


                            600 Preston Forest Center
                                     Box 200
                               Dallas, Texas 75230
                                  214/692-9921
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                    Yes X   No


The number of shares of common stock of the Registrant outstanding at December 31, 1998 was 6,419,540.




                                POWER-CELL, INC.


           INDEX

Part I     Financial Information                                                 PAGE
           ---------------------

           Balance sheet - December 31, 1998 (unaudited)                          3

           Unaudited condensed statements of operations - three and six month periods ended December 31, 1998 and 1997 and the period from
           January 21, 1987 (date of incorporation) to December 31, 1998          4

           Unaudited  condensed  statements  of cash flows - six months ended
           December 31, 1998 and 1997 and the period from
           January 21, 1987 (date of incorporation) to December 31, 1998          5

           Note to condensed financial statements                                 6

           Management's discussion and analysis of financial condition and
           results of operations                                                  7

Part II    Signature Page                                                         9
           --------------



                                POWER-CELL, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                                   (Unaudited)

                                                                    December 31,
                                                                       1998
                                                                    ------------
                                      ASSET
                                      -----

CURRENT ASSETS - Cash                                               $         0
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES - Accounts payable and accrued expenses         $    31,698

STOCKHOLDERS' DEFICIT:

     Common stock, par value $.0001 per share, 750,000,000 shares
     authorized; 6,419,540 shares issued and outstanding                    642
     Additional paid-in capital                                       1,570,888
     Deficit accumulated in the development stage                    (1,603,228)
                                                                    -----------


           Total Stockholders' Deficit                                  (31,698)
                                                                    -----------
           Total Liabilities and Stockholders' Deficit              $         0
                                                                    ===========











                 See accompanying note to financial statements.



                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months                    Six Months        For the Period From
                                           Ended                          Ended           January 21, 1987 (Date
                                        December 31,                    December 31,      of Incorporation) to
                                     1998           1997            1998           1997    December 31, 1998
                                     ----           ----           -----           ----   ----------------------

REVENUE -
  Interest and other income      $      --      $      --      $      --      $      --      $   176,724

EXPENSES:

    Product development                 --             --             --             --          225,478
    General and administrative         3,705         10,736          6,844         13,826      1,509,981
    Interest                            --             --             --             --           32,706
    Impairment of investment            --             --             --             --           11,787
                                 -----------    -----------    -----------    -----------    -----------
         Total expenses                3,705         10,736          6,844         13,826      1,779,952
                                 -----------    -----------    -----------    -----------    -----------
NET LOSS                         $    (3,705)   $   (10,736)   $    (6,844)   $   (13,826)   $(1,603,228)
                                 ===========    ===========    ===========    ===========    ===========


                 See accompanying note to financial statements.



                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Period from
                                                                                January 21, 1987
                                                          Six Months Ended    (Date of Incorporation)
                                                            December 31,               to
                                                         1998          1997     December 31,1998
                                                   ------------   ------------  --------------------

OPERATING ACTIVITIES:
  Net loss                                         $    (6,844)   $   (13,826)   $(1,603,228)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                        --             --           24,644
     Issuance of stock options for services               --             --           24,094
     Loss on theft of equipment                           --             --              741
     Impairment of investment in Partnership              --             --           11,787
     Expenses paid by stockholder                        1,977         12,439         17,916
     Changes in operating asset and liabilities:
     Other assets                                         --             --          (16,400)
     Accounts payable and accrued expenses               3,750            587         31,698
                                                   -----------    -----------    -----------

NET CASH USED IN OPERATING
 ACTIVITIES                                             (1,117)          (800)    (1,508,748)
                                                   -----------    -----------    -----------
INVESTING ACTIVITIES:
  Purchase of office equipment                            --             --           (8,985)
  Investment in limited partnership                       --             --          (31,787)
                                                   -----------    -----------    -----------

NET CASH USED IN INVESTING
 ACTIVITIES                                               --             --          (40,772)

FINANCING ACTIVITIES:
    Advance received                                      --             --           20,000
    Issuance of common stock and exercise of
      warrants                                            --             --        1,533,020
    Stock issuance costs                                  --             --           (3,500)
                                                   -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                               --             --        1,549,520
                                                   -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       (1,117)          (800)          --
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     1,117            942           --
                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                         $      --      $       142    $      --
                                                   ===========    ===========    ===========


                 See accompanying note to financial statements.

                                POWER-CELL, INC.
                        (a development stage enterprise)

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)





1.    Basis of Presentation
      ----------------------

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

      The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     The contract agreement has no provision for direct funding of Power-Cell, Inc. Its earnings, if any, will be derived from an interest in the limited partnership together with royalties, if any, from the license royalty agreement.

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

     Power-Cell, Inc. has received information from Reserve Battery that, as of June 30, 1996, funds in excess of $4,288,000 had been expended on product development, capital equipment, operating capital, and marketing activities.

     The Company has been informed by Reserve Battery, Inc. that all marketing and operations activities have ceased as a result of its inability to source sufficient capital to sustain operations.

     Power-Cell, Inc. and Park Pharmacy, Inc. jointly announced the signing of a letter of intent for Power-Cell, Inc. to acquire 100% of Park Pharmacy, Inc. in exchange for 80% of the then outstanding shares of Power-Cell, Inc. in a tax free exchange. The parties will enter into a definitive agreement as soon as possible and submit it to the shareholders of Power-Cell, Inc. for approval. The shareholders will also be asked to vote for a new board of directors who will be designated by Park Pharmacy.

     Park Pharmacy, Inc. is a Dallas, Texas based development stage company that plans to acquire several independent retail pharmacies and associated home healthcare facilities. Park Pharmacy was established in June 1998 to acquire independent pharmacies that have a demonstrated history of profitability. In addition to prescription drugs and general merchandise, the pharmacies will provide the more profitable, higher technical products such as compounded prescriptions and specialty medications, such as infusion therapy.

     Results of Operations
     ---------------------

     The Company has been engaged in organizational and capital raising activities since inception through December 31, 1998. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes. The Company had a working capital deficit as of December 31, 1998 of $31,698.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              POWER-CELL, INC.
                                                (Registrant)




Date:  February 18, 1999                 /s/  James C. Rambin
                                              -------------------------------
                                              James C. Rambin, President
                                              and Principal Financial Officer