Form 10QSB
period 1999-03-31
POWER CELL INC
filed 1999-04-28
CIK 798539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                 For the quarterly period ended March 31, 1999

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


                               10711 Preston Road
                                    Suite 250
                               Dallas, Texas 75230
                                  214/692-9921
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                    Yes X No


The number of shares of common stock of the Registrant outstanding at March 31, 1999 was 6,419,540.



                                POWER-CELL, INC.
                        (a development stage enterprise)

                                POWER-CELL, INC.


             INDEX

Part I       Financial Information                                                   PAGE
             ---------------------                                                   ----


             Balance sheet - March 31, 1999 (unaudited)                               3

             Unaudited condensed statements of operations - three and nine month periods ended March 31, 1999 and 1998 and the period from
             January 21, 1987 (date of incorporation) to March 31, 1999               4

             Unaudited  condensed  statements of cash flows - nine months ended
             March 31, 1999 and 1998 and the period from
             January 21, 1987 (date of incorporation) to March 31, 1999               5

             Note to condensed financial statements                                   6

             Management's discussion and analysis of financial condition and
             results of operations                                                    7

Part II      Signature Page                                                           8






                                POWER-CELL, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                                   (Unaudited)

                                                                               March 31, 1999
                                                                               --------------

                                      ASSET



ASSETS                                                                           $      --
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES - Accounts payable and accrued expenses                      $    32,198

STOCKHOLDERS' DEFICIT:
     Common stock, par value $.0001 per share, 750,000,000 shares
       authorized; 6,419,540 shares issued and outstanding                               642
     Additional paid-in capital                                                    1,571,340
     Deficit accumulated in the development stage                                 (1,604,180)
                                                                                 -----------

           Total Stockholders' Deficit                                               (32,198)

           Total Liabilities and Stockholders' Deficit                           $      --
                                                                                 ===========











                 See accompanying note to financial statements.




                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months                  Nine Months
                                           Ended                       Ended             For the Period From
                                         March 31,                    March 31,         January 21, 1987 (Date
                                        -----------                  -----------         of Incorporation) to
                                   1999             1998          1999          1998       March 31, 1999
                                  ------           ------        ------        ------      ---------------

REVENUE -
    Interest and other income    $      --      $      --      $      --      $      --      $   176,724

EXPENSES:
    Product development                 --             --             --             --          225,478
    General and administrative           952          1,350          7,796         15,176      1,510,933
    Interest                            --             --             --             --           32,706
    Impairment of investment            --             --             --             --           11,787
                                 -----------    -----------    -----------    -----------    -----------
         Total expenses                  952          1,350          7,796         15,176      1,780,904
                                 -----------    -----------    -----------    -----------    -----------

NET LOSS                         $      (952)   $    (1,350)   $    (7,796)   $   (15,176)   $(1,604,180)
                                 ===========    ===========    ===========    ===========    ===========











                 See accompanying note to financial statements.



                                POWER-CELL, INC.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 For the Period from
                                                        Nine Months Ended         January 21, 1987
                                                              March 31,         (Date of Incorporation)
                                                            -----------                  to
                                                      1999           1998           March 31,1999
                                                     ------         ------      ----------------------

OPERATING ACTIVITIES:
    Net loss                                       $    (7,796)   $   (15,176)      $(1,604,180)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
         Amortization and depreciation                    --             --              24,644
         Issuance of stock options for services           --             --              24,094
         Loss on theft of equipment                       --             --                 741
         Impairment of investment in Partnership          --             --              11,787
         Expenses paid by stockholder                    2,429         13,939            18,368
    Changes in operating asset and liabilities:
         Other assets                                     --             --             (16,400)
         Accounts payable and accrued expenses           4,250            587            32,198
                                                   -----------    -----------       -----------
NET CASH USED IN OPERATING
   ACTIVITIES                                           (1,117)          (650)       (1,508,748)
                                                   -----------    -----------       -----------

INVESTING ACTIVITIES:
    Purchase of office equipment                          --             --              (8,985)
    Investment in limited partnership                     --             --             (31,787)
                                                   -----------    -----------       -----------
NET CASH USED IN INVESTING
   ACTIVITIES                                             --             --             (40,772)
                                                   -----------    -----------       -----------

FINANCING ACTIVITIES:
    Advance received                                      --             --              20,000
    Issuance of common stock and exercise of
       warrants                                           --             --           1,533,020
    Stock issuance costs                                  --             --              (3,500)
                                                   -----------    -----------       -----------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                            --             --           1,549,520
                                                   -----------    -----------       -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     (1,117)          (650)             --
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                   1,117            942              --
                                                   -----------    -----------       -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                       $      --      $       292       $      --
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

      The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

On July 1, 1996, Reserve Battery Cell, L.P. (Reserve Battery) announced initial market release in select cities of the Power Cell Reserve Battery unit.
Subsequently, the Company was informed by Reserve Battery, Inc. that all marketing and operations activities have ceased as a result of its inability to source sufficient capital to sustain operations.

In April, 1999, Power-Cell, Inc. and Park Pharmacy, Inc. jointly announced the signing of a definitive agreement for Power-Cell, Inc. to acquire 100% of Park Pharmacy, Inc. in exchange for 80% of the then outstanding shares of Power-Cell, Inc. in a tax free exchange. The parties will submit the agreement as soon as possible to the stockholders of Power-Cell, Inc. for approval. The stockholders will also be asked to vote for a new board of directors who will be designated by Park Pharmacy.

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

Results of Operations
---------------------

The Company has been engaged in organizational and capital raising activities since inception through March 31, 1999. It has not incurred major operational expenditures. The losses incurred since inception primarily reflect legal, accounting, and administrative expenses associated with the preparation of the merger documents and registration statement, product development and arranging for the manufacture of its battery charger product for test marketing purposes. The Company had a working capital deficit as of March 31, 1999 of $32,198.

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


                                POWER-CELL, INC.
                                ----------------
                                  (Registrant)


Date:  April 27, 1999                      /s/  James C. Rambin
                                                -------------------------------
                                                James C. Rambin, President
                                                and Principal Financial Officer