Form 10KSB/A
period 1998-06-30
POWER CELL INC
filed 1999-07-22
CIK 798539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  AMENDMENT TO
                                  FORM 10-KSB

                                 ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

For the fiscal year ended                                Commission File Number
      June 30, 1998                                             0-15379

                                POWER-CELL, INC.
             (Exact name of Registrant as specified in its charter)

            Colorado                                 84-1029701
      State of Incorporation               IRS Employer Identification Number

                       660 Preston Forest Center, Box 200
                               Dallas, Texas 75230
          (Address and telephone number of principal executive offices)

                                  214/373-1887
               (Registrant's telephone number including area code)

      Securities registered pursuant to Section 12(b) or 12(g) of the Act:
                          $.0001 par value common stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to filing requirements for the past 90 days.

                             Yes  X   No
                                -----   -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $342,000. This calculation is based upon the average of the bid and asked prices of the Registrant's Common Stock on June 30, 1998.

The number of shares of the Registrant's $.0001 par value Common Stock outstanding as of April 7, 1998, was 6,419,540.

1. The information set forth in Item 1, Section (a) ("General Development of Business") of the Form 10-KSB is hereby amended by deleting the last paragraph and replacing it in its entirety with the following paragraph:

                    "Around March 1997, the Company was informed that all
               activities and operations of Reserve Battery Cell, L.P. had ceased due to lack of funding. As a result, at such time, for all practical purposes the operations of the Company ceased."

2. The information set forth in Item 2 ("Properties") of the Form 10-KSB is hereby amended by deleting the current paragraph and replacing it in its entirety with the following paragraph:

                    "The Company has a nominal amount of a office space,
               which is located at the residence of James C. Rambin. Mr. Rambin provides such space on an informal basis and free of charge. There are no other offices or properties of the Company."

3. The information set forth in Item 4 ("Submission of Matters to Vote of Security Holders") of the Form 10-KSB is hereby amended and supplemented by adding the following to the end of text therein:

                    "The results of the vote of the shareholders at the meeting are set forth below with respect to the proposals presented:

                    (i)      Removal of Howard L. Farkas as a director of the
                             Company: Shares of the Company's Common Stock with respect to such removal were voted as follows: the number of votes cast for his removal was 3,800,801, the number of votes cast against his removal was 4,900, and the number of votes abstaining was 10,355.

                    (ii)     Removal of Burton W. Kanter as a director of the
                             Company: Shares of the Company's Common Stock with respect to such removal were voted as follows: the number of votes cast for his removal was 3,801,351, the number of votes cast against his removal was 4,550, and the number of votes abstaining was 10,155.

                    (iii) Messrs. Gill and Newton were the nominees to fill the vacancies of Messrs. Farkas and Kanter. Shares of the Company's Common Stock were voted as follows: with respect to Mr. Gill, the number of votes cast for his election was 3,801,976, the number of votes cast against his election was 3,925, and the number of votes abstaining was 10,155; with respect to Mr. Newton, the number of votes cast for his election was

                             3,800,806, the number of votes cast against his election was 4,845, and the number of votes abstaining was 10,405.

                    (iv) Mr. Rambin was nominated for re-election to the Board of Directors. Shares of the Company's Common Stock were voted as follows: the number of votes cast for his election was 3,777,226, the number of votes cast against his election was 28,665, and the number of votes abstaining was 8,065."


4. The information set forth in Item 6 ("Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources") of the Form 10-KSB is hereby amended and supplemented by deleting the last paragraph appearing before "Results of Operations" and replacing it in its entirety with the following:

                  "Plan of Operation

                           When the activities and operations of Reserve
                  Battery Cell, L.P., ceased in the spring of 1997, at such time, for all practical purposes, the operations of the Company ceased. The Company has had virtually no revenue from operations for the last two fiscal years. After reviewing the Company's prospects, management believed that it would be possible to develop a strategy for the Company to enter into a business combination with a privately held company as a reasonable alternative for such company to the more traditional initial public offering or, "IPO", and would provide the shareholders of the Company a reasonable opportunity to recover some value on their investment. The Company also considered raising capital by means of a public or private debt or equity offering in order to continue operations. However, such alternative did not appear feasible on the basis that the Company has virtually no assets or resources.

                           The Company believes that it is an attractive
                  business partner for an entity seeking a strategic combination with a publicly-held company. Company management and the Board of Directors believe that such a combination will serve the interests of the Company's shareholders better than a liquidation of the Company. The Company's plan of operation for the next twelve months is to continue to seek a business combination that may benefit the Company's shareholders. Foreseeable cash requirements relating to maintenance of the Company in good standing and expenses associated with receiving and investigating a potential business combination will be met by personal funds advanced from Mr. Rambin. Because the Company has no revenues or cash resources, management anticipates that to achieve any such combination, the Company plans to issue shares of Company Common Stock as the sole consideration for such combination. However, the consummation of any such combination may require the Company to obtain debt or equity financing. The Company has no current plan to obtain additional financing and no assurance can be given that such financing will be available to enter into a particular business combination."


5. The information in Item 10 ("Executive Compensation") is hereby amended by deleting the paragraph therein and replacing it in its entirety with the following paragraph:

                           "During the fiscal year ended June 30, 1998, no
                  officer or director of the Company received any compensation for their services as such. However, in fiscal 1998, Mr. Rambin requested a bonus of approximately $607,000 for services rendered as President of the Company. The Board of Directors approved such request on the condition that such bonus would be payable by the Company only if Mr. Rambin was able to successfully negotiate the payment of the bonus, or a portion thereof, in the context of a business combination with another company, including, without limitation, by way of an acquisition of the Company or a merger with the Company."




                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POWER-CELL, INC.
                                         (Registrant)


                                         By:  /s/ James C. Rambin
                                              --------------------------------
                                              James C. Rambin, President &
                                              Chief Executive Officer

                                         Date: July 21, 1999
                                              --------------------------------


         In accordance with the Exchange Act, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


                                         By:  /s/ James C. Rambin
                                              --------------------------------
                                              James C. Rambin, President &
                                              Chief Executive Officer, Director

                                         Date: July 21, 1999
                                              --------------------------------


                                         By:  /s/ Brewer Newton
                                              --------------------------------
                                              Brewer Newton, Director

                                         Date: July 21, 1999
                                              --------------------------------

                               INDEX TO EXHIBITS


EXHIBIT NUMBER       EXHIBIT

3.1.1 (1)            Articles of Incorporation and Amendment to Articles of
                     Incorporation

3.1.2 (2)            Articles of Amendment to Articles of Incorporation

3.2 (3)              Bylaws


(1) Incorporated herein by reference to Exhibit 3(a) in the Company's Registration Statement on Form S-18 filed on August 8, 1986 with the Securities and Exchange Commission.

(2)      Filed herewith.

(3) Incorporated herein by reference to Exhibit 3(b) in the Company's Registration Statement in Form S-18 filed on August 8, 1986 with the Securities and Exchange Commission.