Form 10QSB/A
period 1999-03-31
POWER CELL INC
filed 1999-07-22
CIK 798539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  AMENDMENT TO
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

                                 Yes X    No

1. The information in Part I ("Management's Discussion and Analysis of Financial Condition") of the Form 10-QSB is hereby amended and supplemented by deleting the last two paragraphs appearing before the title "Results of Operations" and replacing such paragraphs with the following:

                  "Plan of Operation

                           The Company has not engaged in any material
                  operations since the spring of 1997 and has had virtually no revenues from operations during the last two fiscal years.

                           On March 9, 1999, the Company and Park Pharmacy
                  Corporation ("Park") executed a Stock Purchase Agreement, pursuant to which the Company will acquire 100% of the issued and outstanding shares of capital stock of Park from its shareholders (the "Selling Shareholders") in exchange for shares of a newly authorized and designated series of preferred stock of the Company (the "Reverse Acquisition"). As a result of the Reverse Acquisition, the Selling Shareholders will be entitled to vote approximately 87% of the total number of votes entitled to be cast at any meeting of the Company's shareholders, and Park's designees will constitute five (5) of the six (6) members on the Company's Board of Directors. The Reverse Acquisition has been structured as a tax free exchange. The parties will submit the Stock Purchase Agreement as soon as possible to the shareholders of the Company for approval.

                           Park is a Dallas, Texas based development stage
                  company that plans to acquire several independent retail pharmacies and associated home healthcare facilities. Park was established in June 1998 to acquire independent retail pharmacies that have a demonstrated history of profitability. In addition to prescription drugs and general merchandise, Park's business plan for its acquired pharmacies involves sales of more profitable, higher technical products such as compounded prescriptions and specialty medications, such as infusion therapy. The Company's plan of operation for the next twelve months is to consummate the Reverse Acquisition with Park and assist Park in its operations and implementing its business plan.

                           In the event the transactions contemplated by the
                  Stock Purchase Agreement are not consummated, the Company's plan of operation is to pursue an alternative business combination with another entity that may benefit the Company and its shareholders. Foreseeable cash requirements relating to maintenance of the Company in good standing and expenses associated with receiving and investigating a potential business combination will be met by personal funds advanced from Mr. Rambin. Because the Company has no revenues or cash resources, management anticipates that to achieve any such combination, the Company plans to issue shares of Company Common Stock as the sole consideration for such combination. However, the consummation of any such combination may require the Company to obtain debt or equity financing. The Company has no current plan to obtain additional financing and no assurance can be given that such financing will be available to enter into a particular business combination."

2. The information in Part I ("Management's Discussion and Analysis of Financial Condition") of the Form 10-QSB is hereby amended and supplemented by adding the following to the end of the text on page 7:

         "YEAR 2000

                  The Company currently has virtually no active business operations. The issues associated with computing difficulties that may affect existing computer systems as a result of programming code malfunctions in distinguishing 21st century dates from 20th century dates are known as the "Year 2000" issue. The Year 2000 issue is a pervasive problem affecting many information technology systems and embedded technologies in all industries. The Company has determined that the consequences of its Year 2000 issues will not have a material effect on the Company's business, results of operations, or financial condition.

                  The Company does not currently have any significant information technology ("IT") systems, including computer hardware systems or software.

                  The Company's assessment of the Year 2000 issue does not necessitate a review of non-information technology ("non-IT" systems) (systems that contain embedded technology in process control equipment containing microprocessors or other similar circuitry), because the Company has no internal equipment and facilities.

                  The Company's current plans, as previously discussed, involve implementing Park's plan of operations, which consist of the pursuit of new investment opportunities. Due diligence with any potential acquisition candidate will include a review of any Year 2000 exposure. Since the Company has not yet consummated a business acquisition, the Company is unable to estimate Year 2000 compliance costs that may arise from such business acquisition opportunities."

     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       POWER-CELL, INC.
                                       (Registrant)


                                   By: /s/ James C. Rambin
                                       -----------------------------------------
                                       James C. Rambin, President and Chief
                                        Executive Officer

                                   Date: July 21, 1999
                                         ---------------------------------------

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                      EXHIBIT
--------------                      -------

3.1.1 (1)                           Articles of Incorporation and Amendment to Articles of Incorporation

3.1.2 (2)                           Articles of Amendment to Articles of Incorporation

3.2 (3)                             Bylaws

10.1 (4)                            Stock Purchase Agreement

27 (4)                              Financial Data Schedule


(1) Incorporated herein by reference to Exhibit 3(a) in the Company's Registration Statement on Form S-18 filed on August 8, 1986 with the Securities and Exchange Commission.

(2) Incorporated herein by reference to Exhibit 3.1.2 in the Company's Amendment to Form 10-KSB filed on July 22, 1999, with the Securities and Exchange Commission.

(3) Incorporated herein by reference to Exhibit 3(b) in the Company's Registration Statement on Form S-18 filed on August 8, 1986 with the Securities and Exchange Commission.

(4)      Filed herewith.