Form 10KSB/A
period 1998-06-30
POWER CELL INC
filed 1999-08-04
CIK 798539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB

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

This Form 10-KSB/A2 is filed to amend Items 1, 2, 4, 6 and 10 and the Exhibits. The remaining items of the Form 10-KSB previously filed are not amended hereby.

Item 1.  Business

         (a)      General Development of Business.

                  On December 27, 1988, the United States Patent and Trademark Office issued a United States' Letter Patent to Power-Cell, Inc., a Colorado corporation (the "Company" of "PCI") relating to certain features of the Company's replaceable low-cost reserve battery charger unit. The patent entitles the Company to prohibit others from making, using or selling the invention claimed for a period of seventeen (17) years from the date of issue. The Company filed a Divisional Patent Application on September 19, 1988 relating to other aspects of the battery charger unit. The Company was advised on August 22, 1989 that certain of its claims contained in its Divisional Patent Application are allowable by the U.S. Patent Examiner and the patent will advance to issue. Based upon the results of a search conducted of the United States Patent and Trademark Office records in March 1987, it was determined that there were no U.S. patents that would be infringed by the manufacturing and marketing of the Product, and no patents have subsequently come to the attention of the Company which would be infringed. In addition, the Company has filed for patent protection relating to the battery charger unit in thirteen foreign countries and was advised on August 8, 1989 that its patent application in Spain, Italy, Great Britain, Australia and Argentina has been approved for issue. There can be no assurance that such additional patent protection can or will be obtained.

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

                  Power-Cell, Inc. entered into an Agreement of Limited Partnership on October 9, 1992, by and among Reserve Battery, Inc., a Colorado corporation as general partner (the name of the general partner was amended to read "Reserve Cell Limited Liability

                  Company", General Partner of Reserve Battery Cell, L.P.), and other parties at interest.

                  The parties, as above, formed a limited partnership with the name of "Reserve Battery Cell, L.P." subject to the provisions of the Colorado Uniform Limited Partnership Act of 1981, as amended, to develop, manufacture, market and sell the reserve battery product lines; to obtain financing and refinancing to accomplish the foregoing purposes and other provisions normally required in such projects.

                  Power-Cell, Inc. has a participation of 7.35% percent in the Reserve Battery Cell, L.P., that may be increased or decreased, due to certain events pending, namely the legal action of Reserve vs. Osmic et al. (See item 3, page 5). Should Reserve prevail in this matter, the 5.34% interest of Osmic in the limited partnership will be canceled and re-allocated on a pro rata basis between Reserve, Power-Cell, Inc. and the international rights holders. Further, the right to participate in 41% of the Power-Cell, Inc. domestic royalties should also be canceled. The three year option of Osmic to acquire 200 thousand PCI common shares at $1.00 per share expired on March 5, 1995. (originally 20 million shares at a one cent per share cost, adjusted for a 100/1 reverse split of the common shares effective November 21, 1994). In addition, PCI will receive royalty payments on all units produced and sold in the United States and its possessions. Royalty payments on international sales of the unit will be paid to individual international rights holders or their designees, some of which are affiliates of PCI, and all of which are limited partners in the partnership, on the following basis: one-third (33 1/3%) to J. C. Rambin; one-third (33 1/3%) to Rudy Marich; seventy-five percent of one-third to Howard Farkas (75% of 1/3) and twenty-five percent of one-third to Burt Kanter (25% of 1/3).

                  The Company was advised by Reserve Battery, Inc. on June 30, 1997 that litigation had been settled between Reserve and OSMIC, Inc. and furnished with a copy of the assignments. OSMIC, Inc. has assigned to Reserve Battery, Inc. the above cited limited partnership interest and the license royalty interest of Power-Cell, Inc./OSMIC, Inc. The Company is currently reviewing the release and assignment to determine the adequacy of the legal conveyance of the royalty of (41%) of its domestic royalty provision; and its pro rata portion of the 34% OSMIC interest in the limited partnership to Power-Cell, Inc.

                  Power-Cell, Inc. entered into a License Agreement on October 9, 1992, by and among Reserve Battery Cell, L.P., a Colorado limited partnership (Reserve), the International Rights Holders and other parties at interest. The license agreement granted to Reserve included the rights to the patents, technology and the Domestic and International Rights, to develop, produce, market and sell the product.

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

                  Around March 1997, the Company was informed that all activities and operations of Reserve Battery Cell, L.P. had ceased due to lack of funding. As a result, at such time, for all practical purposes the operations of the Company ceased.

         (b)      Financial Information About Industry Segments.

                  Not applicable.

         (c)      Narrative Description of Business.

                  The Company was organized in April 1986 to seek out and evaluate potential business opportunities. It received $360,000 in net proceeds, before offering expenses of approximately $44,000, from its initial public offering of 400,000 Units of its Common Stock and Class A Warrants ("Units") that closed in December 1986. From the close of that offering until the Spring of 1987, the Company evaluated various business opportunities. In May 1987, the Company and Balzac Investments, Inc. ("Balzac") entered into a Merger Agreement. The merger was completed on February 19, 1988 after the declaration of effectiveness of the Company's Post Effective Amendment Number 6 to its Registration Statement on Form S-18. Upon consummation of the merger, the Company changed its name to Power-Cell, Inc. The reason for this name change was that the primary business of the Company was the development for eventual manufacture and marketing of the Product.

                  In January 1987, Balzac purchased the rights to a battery charger product (the "Product"). As a result of the merger, the rights to manufacture, market and distribute the Product and all related technology in the United States and its territories now belong to the Company. Other individuals and entities who are all former shareholders of Balzac, own all the international rights to the Product. The Product is a reserve battery approximately 6 inches by 8 inches encased in hard form plastic that is designed to be carried in a car and used to charge a "dead" automotive battery. The Product utilizes a lead acid cell commonly used in marine batteries. Marine batteries have been reported to have retained full capacity after storage for up to nine years. Approximately 12 minutes after plugging the Product into the cigarette lighter of a car, the Product is designed to transfer enough energy to the "dead" battery to allow a normal restart. The Product is designed to be used once and then be replaced. The Company does not consider the Product to be hazardous.

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

                  Around March 1997, the Company was informed that all activities and operations of Reserve Battery Cell, L.P. had ceased due to lack of funding. As a result, at such time, for all practical purposes, the operations of the Company ceased.

                  The Company has no full-time or part-time employees but uses one consultant, who devotes substantially all of his time to the Company's business.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

                  Not applicable.

Item 2. Properties

                  The Company has a nominal amount of office space, which is located at the residence of James C. Rambin. Mr. Rambin provides such space on an informal basis and free of charge. There are no other offices or properties of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

                  A special meeting (the "Special Meeting") of the shareholders of Power-Cell, Inc., a Colorado corporation (the "Company"), was held at the offices of the Zisman Law Firm, A Professional Corporation, Fourth Floor Conference Room, 2626 Cole Avenue, Suite 400, Dallas, Texas, 75204, at 11:00 A.M., Dallas, Texas time, on December 4, 1997 for the follow purpose:

                           To consider the proposals of James C. Rambin to (a) remove, without cause, Howard L. Farkas and Burton W. Kanter as Directors of the Company, (b) elect H. Don Gill and E. Brewer Newton as Directors of the Company, and (c) re-elect James C. Rambin as a Director of the Company. The proposals were approved, ratified and adopted.

                           The results of the vote of the shareholders at the meeting are set forth below with respect to the proposals presented:

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

                           (iv) Mr. Rambin was nominated for re-election to the Board of Directors. Shares of the Company's Common Stock were voted as follows: the number of votes cast for his election was 3,777,226, the number of votes cast against his election was 28,665, and the number of votes abstaining was 8,065.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

         On October 21, 1992, the Company entered into a limited partnership agreement (see General Development of Business section for outline of various contract terms and conditions) with several other limited partners and a sole general partner to provide for management, funding, manufacturing and marketing of the Power Cell reserve battery unit on a worldwide basis. The company initially owned an 11% interest in the limited partnership, which may increase or decrease due to the occurrence of certain events. The interest decreased to 7.35% during fiscal 1996 due to the addition of outside investors, resulting in a pro rata dilution. In addition, a separate license royalty agreement between the Company and the limited partnership provides that the Company will receive royalty payments on all Power Cell units produced and sold in the United States and its territories. Royalty payments on international sales of Power Cell units will be paid to individual international rights holders, or their designees, some of which are affiliates of the Company, and all of which are limited partners in the partnership, as follows: one-third (33 1/3%) to J. C. Rambin; one-third (33 1/3%) to Rudy Marich; seventy-five percent of one-third to Howard Farkas (75% of 1/3) and twenty-five percent of one-third to Burt Kanter (25% of 1/3).

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

         Plan of Operation

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

                  The Company believes that it is an attractive business partner for an entity seeking a strategic combination with a publicly-held company. Company management and the Board of Directors believe that such a combination will serve the interests of the Company's shareholders better than a liquidation of the Company. The Company's plan of operation for the next twelve months is to continue to seek a business combination that may benefit the Company's shareholders. Foreseeable cash requirements relating to maintenance of the Company in good standing and expenses associated with receiving and investigating a potential business combination will be met by personal funds advanced from Mr. Rambin. Because the Company has no revenues or cash resources, management anticipates that to achieve any such combination, the Company plans to issue shares of Company Common Stock as the sole consideration for such combination. However, the consummation of any such combination may require the Company to obtain debt or equity financing. The Company has no current plan to obtain additional financing and no assurance can be given that such financing will be available to enter into a particular business combination.

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

         Year 2000

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

Item 10. Executive Compensation

                  During the fiscal year ended June 30, 1998, no officer or director of the Company received any compensation for their services as such. However, in fiscal 1998, Mr. Rambin requested a bonus of approximately $607,000 for services rendered as President of the Company. The Board of Directors approved such request on the condition that such bonus would be payable by the Company only if Mr. Rambin was able to successfully negotiate the payment of the bonus, or a portion thereof, in the context of a business combination with another company, including, without limitation, by way of an acquisition of the Company or a merger with the Company.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POWER-CELL, INC.
                                            (Registrant)


                                            By:    /s/ James C. Rambin
                                                   -----------------------------
                                                   James C. Rambin, President
                                                   and Chief Executive Officer

                                            Date:  August 4, 1999
                                                   -----------------------------

         In accordance with the Exchange Act, this amendment to report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            By:    /s/ James C. Rambin
                                                   -----------------------------
                                                   James C. Rambin, President
                                                   and Chief Executive Officer,
                                                   Director

                                            Date:  August 4, 1999
                                                   -----------------------------

                                            By:    /s/ Brewer Newton
                                                   -----------------------------
                                                   Brewer Newton, Director

                                            Date:  August 4, 1999
                                                   -----------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
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