Form 10QSB/A
period 1999-03-31
POWER CELL INC
filed 1999-08-04
CIK 798539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

Commission File Number 0-15379


                                POWER-CELL, INC.
              Exact name of Registrant as specified in its charter

            Colorado                                  84-1029701
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

         This Form 10-QSB/A2 is filed to amend Item 2 and the Exhibits. The remaining items of the Form 10-QSB previously filed are not amended hereby.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

         On October 21, 1992, the Company entered into a limited partnership agreement with several other limited partners and a sole general partner to provide for management funding, manufacturing and marketing of the Power Cell reserve battery unit on a worldwide basis. The Company initially owned an 11% interest in the limited partnership, which may increase or decrease due to the occurrence of certain events. The interest decreased to 7.35% during fiscal 1996 due to the addition of outside investors, resulting in a pro rata dilution. In addition, a separate license royalty agreement between the Company and the limited partnership provides that the Company will receive royalty payments on all Power Cell units produced and sold in the United States and its territories. Royalty payments on international sales of Power Cell units will be paid to individual international rights holders, or their designees, some of which are affiliates of the Company, and all of which are limited partners in the partnership, as follows: one-third (33 1/3%) to J. C. Rambin; one-third (33 1/3%) to Rudy Marich; seventy-five percent of one-third to Howard Farkas (75% of 1/3) and twenty-five percent of one-third to Burt Kanter (25% of 1/3). These royalty payments will be due and payable when, and if, royalty funds are received.

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

         Plan of Operation

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

                  The Company's current plans, as previously discussed, involve implementing Park's plan of operations, which consist of the pursuit of new investment opportunities. Due diligence with any potential acquisition candidate will include a review of any Year 2000 exposure. Since the Company has not yet consummated a business acquisition, the Company is unable to estimate Year 2000 compliance costs that may arise from such business acquisition opportunities.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             POWER-CELL, INC.
                                             (Registrant)


                                             By: /s/ James C. Rambin
                                                --------------------------------
                                                     James C. Rambin, President
                                                     and Chief Executive Officer

                                             Date:   August 4, 1999
                                                  ------------------------------

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