Form 10KSB
period 1999-06-30
POWER CELL INC
filed 1999-09-30
CIK 798539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

  (Mark One)
    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended     June 30, 1999
                                            ----------------------------

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to ________

                         Commission File Number 0-15379
                                                -------

                                POWER-CELL, INC.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                          84-1029701
           --------                                          ----------
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

   660 Preston Forest Center, Box 200, Dallas, TX               75230
   ----------------------------------------------               -----
         (Address of principal executive offices)            (Zip Code)

                                  214/373-1887
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
         Title of Each Class                            on Which Registered
   Common Stock, par value $.0001
   ------------------------------                      ----------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                      none
                                      ----
                                (Title of Class)



Power-Cell 10KSB.wpdCheck whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 Yes x    No
                                    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year.    $-0-

The aggregate market value of the voting stock held by non-affiliates as of September 3, 1999, was $2,749,450.00. As of September 3, 1999, there were 6,419,540 shares of Common Stock, $.0001 par value, outstanding.

                                TABLE OF CONTENTS

                                                                            Page

  PART I   1

  Item 1.  Description of Business..........................................  1

  Item 2.  Description of Property..........................................  3

  Item 3.  Legal Proceedings................................................  3

  Item 4.  Submission of Matters to a Vote of Security Holders..............  3

  PART II ..................................................................  4

  Item 5.  Market for Common Equity and Related Stockholder Matters.........  4

  Item 6.  Management's Discussion and Analysis or Plan of Operation........  5

  Item 7.  Financial Statements.............................................  7

  Item 8.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................  8

  PART III .................................................................  8

  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................  8

  Item 10. Executive Compensation...........................................  9

  Item 11. Security Ownership of Certain Beneficial Owners and Management...  9

  Item 12. Certain Relationships and Related Transactions...................  11

  Item 13. Exhibits, List and Reports on Form 8-K...........................  12


           Signatures.......................................................  13

           Index to Financial Statements.................................... F-1

           Index to Exhibits................................................ E-1

                                     PART I

Item 1.    Description of Business.

           The Company was incorporated on April 26, 1986 under the laws of the State of Colorado. The Company conducted its initial public offering in December 1986. From its inception until May 1987, the Company evaluated various business opportunities. In May 1987, the Company and Balzac Investments, Inc. ("Balzac") entered into a Merger Agreement. At the time, Balzac owned the rights to a battery charger product which consisted of a reserve battery encased in hard form plastic that was designed to be carried in a car and used to charge a "dead" automotive battery (the "Product"). The merger was completed in February 1988 and, as a result of the merger, the Company obtained the rights to manufacture, market and distribute the Product and all related technology in the United States and its territories. The former shareholders of Balzac retained the international rights to the Product. On December 27, 1988, the United States Patent and Trademark Office issued a United States' Letter Patent to the Company relating to certain features of the Product. The Product has also been approved for patent protection in at least five (5) foreign countries.

           On October 9, 1992, the Company formed a limited partnership with Reserve Battery, Inc., the general partner, and certain additional parties, by entering into an Agreement of Limited Partnership. The limited partnership formed by such parties, the name of which is Reserve Battery Cell, L.P. (the "Limited Partnership"), was formed for the purpose of developing, manufacturing, marketing and selling the Product. The Company's limited partnership interest in the Limited Partnership is currently 7.28%. In connection with forming the Limited Partnership, the Company entered into a License with the Limited Partnership pursuant to which it licensed its intellectual property rights in the Product to the Limited Partnership in return for royalties on sales of the Product.

           In the spring of 1997, the Company was informed that all activities and operations of the Limited Partnership had ceased due to the lack of funding. As a result, at such time, for all practical purposes the operations of the Company ceased. The Company currently has virtually no assets or ongoing operations and has not engaged in any business activities since 1997. The Company has spent no funds on research and development activities during the last two fiscal years. From 1997 through the present, other than satisfying its periodic reporting obligations under the Exchange Act, the Company has been virtually inactive. Therefore, the Company believes it is still in the development stage. The Company currently has no full time or part time employees.

           After reviewing the Company's prospects, management believed that it would be possible to develop a strategy for the Company to enter into a business combination with a privately held company as a reasonable alternative for such company to the more traditional initial public offering, or "IPO", and would provide the shareholders of the Company a reasonable opportunity to recover some value on their investment. The Company also considered raising capital by means of a public or private debt or equity offering in order to continue operations. However, such alternatives did not appear feasible on the basis that the Company has virtually no assets or revenues.

           On March 9, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Park Pharmacy Corporation, a privately-held Texas corporation ("Park"), and Joe B. Park, Thomas R. Baker and David W. Frauhiger, the shareholders of Park (collectively, the "Selling Shareholders"), which provides for, among other things, the acquisition (the "Reverse Acquisition") by the Company of all of the issued and outstanding shares of capital stock of Park in exchange for the issuance by the Company of shares of a newly authorized and designated series of Preferred Stock, par value $.0001 per share, of the Company (the "Series A Preferred Stock"). Upon the Closing (the "Closing") of the Reverse Acquisition: (i) Park will become a wholly-owned subsidiary of the Company, (ii) the Selling Shareholders will control approximately 80% of the votes entitled to be cast at any meeting of the Company's shareholders, and (iii) the Selling Shareholders' designees shall constitute five out of the six members on the Company's Board of Directors. Therefore, the Selling Shareholders will have effective control of the Company after the Reverse Acquisition.

           In connection with the transactions contemplated by the Stock Purchase Agreement, the Board of Directors has approved Articles of Amendment to the Articles of Incorporation of the Company which will change the corporate name of the Company to "Park Pharmacy Corporation" and will create a new class of Preferred Stock of the Company and increase the number of authorized shares of capital stock.

           Pursuant to the terms of the Stock Purchase Agreement, the Closing of the Reverse Acquisition is conditioned upon, among other things, the approval of the Stock Purchase Agreement and the authorization and designation of the Series A Preferred Stock by a majority of the outstanding shares of Common Stock, par value $.0001 per share, of the Company (the "Company Common Stock"). In addition, pursuant to the Colorado Business Corporation Act and the Bylaws of the Company, the amendments to the Articles of Incorporation must be approved by a majority of the outstanding shares of Company Common Stock. A special meeting of the shareholders to be held on October 12, 1999 (the "Special Meeting") has been called by the Company, at which meeting the shareholders will vote on the Stock Purchase Agreement and transactions contemplated thereby, as well as the amendments to the Articles of Incorporation.

           Park was incorporated on June 10, 1998, under the laws of the state of Texas and is in the development stage. Park's plan of operation for the next twelve months is to close the transaction with the Company, acquire Rx-Pro.Com, Inc., a Texas corporation that currently operates two on-line pharmacy Web sites, and to acquire independent non-Internet retail pharmacies, including pharmacies with associated home health care facilities.

           (The transactions contemplated by the Stock Purchase Agreement are described in greater detail in the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 7, 1999.)
Item 2. Description of Property.

Item 2.    Description of Property.

           The Company has a nominal amount of office space, which is located at the residence of James C. Rambin. Mr. Rambin provides such space on an informal basis and free of charge. There are no other offices or properties of the Company.

Item 3.    Legal Proceedings.

           Neither the Company nor its property is presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its properties.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

           Market Information

           The Company Common Stock is currently traded on the over-the-counter bulletin board market under the symbol "POCE." The table sets forth, for the periods indicated, the reported high and low bid prices of the Company Common Stock for each quarter within the last two fiscal years. The source of the high and low bid prices is Rocky Mountain Securities, based in Denver, Colorado. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                 HIGH              LOW
                                                -----            -----
                  Fiscal Year 1998:
                           1st Quarter          $ .38            $ .094
                           2nd Quarter           2.12              1.00
                           3rd Quarter            .88               .25
                           4th Quarter            .63               .22

                                                 HIGH              LOW
                                                -----            ------
                  Fiscal Year 1999:
                           1st Quarter          $ .38            $  .16
                           2nd Quarter            .38               .06
                           3rd Quarter           3.06               .13
                           4th Quarter           3.63              1.13


           Shareholders

           According to the records of the Company's transfer agent, as of September 3, 1999, there were 828 holders of record of the Company Common Stock.

           Dividends and Distributions

           The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. It is anticipated that earnings, if any, will be retained to finance the Company's growth. Future payments of cash dividends, if any, will be determined by the Board of Directors of the Company based upon circumstances then existing, including contractual restrictions, financial condition, capital requirements and business outlook of the Company.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

           General

           The Company has not engaged in any material operations since the spring of 1997 and has had virtually no revenues from operations during the last two fiscal years. The Company believes that it is an attractive business partner for an entity seeking a strategic combination with a publicly-held company. Company management and the Board of Directors believe that such a combination will serve the interests of the Company's shareholders better than a liquidation of the Company. If the Stock Purchase Agreement and the Articles of Amendment are approved, it is the Board of Directors' intention to complete the Reverse Acquisition and assist Park in its operations and implementing its plan of operation. (See the discussion set forth in Item 1 "Description of the Business" incorporated herein by reference.) (The transactions contemplated by the Stock Purchase Agreement are described in greater detail in the Company's Definitive Proxy statement filed with the Securities and Exchange Commission on September 7, 1999.)

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

Item 7.  Financial Statements.

         See "Index to Financial Statements" included on page F-1 for the information required under this Item 7.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance With Section16(a) of the Exchange Act.

           The current directors of the Company and their ages are James C. Rambin, 76, H. Don Gill, 63, and E. Brewer Newton, 62. Mr. Rambin has served on the Company's Board of Directors from January 1987 through the present. Messrs. Gill and Newton have served on the Company's Board of Directors from December 1997 through the present. On or prior to the Closing, the Board of Directors will increase the number of seats on the Board from three (3) to six (6). Pursuant to the terms of the Stock Purchase Agreement, the current directors of the Company will resign at the Closing of the Reverse Acquisition. The vacancies created by such resignations will be filled by Messrs. Joe B. Park, Thomas R. Baker, Jack R. Munn, R.Ph., John A. Blomgren, R.Ph. and Ms. Gwendolyn Park, each of whom will serve as directors of the Company until the next annual meeting of the Company's shareholders or until their earlier deaths, resignations or removal. As an additional matter, the parties to the Stock Purchase Agreement and Mr. Rambin have agreed that Mr. Rambin will be appointed as an advisory director to the Board after the Closing.

           In the event the shareholders do not approve the Stock Purchase Agreement and related transactions at the Special Meeting, and the Closing does not occur, Messrs. Rambin, Gill and Newton shall serve as directors until the next annual or special meeting of the Company's shareholders at which the election of directors is submitted to a shareholders' vote, or until their earlier deaths, resignations or removal.

           Mr. Rambin's business experience during the past five years consists of serving as a director and officer of the Company. Prior to his association with the Company, Mr. Rambin was engaged in corporate finance activities with a private investment banking firm, where he specialized in mergers and acquisitions. Mr. Gill's business experience during the last five years consists of owning, managing and brokering commercial real estate located in the Dallas and Corpus Christi, Texas, areas under the assumed name "The Howard Group." Prior to his retirement from the banking industry in 1983, Mr. Gill served as a Federal Reserve Bank Examiner, vice president of four different banks, Chief Executive Officer and Director of Liberty National Bank, Lovington, New Mexico, and President and Chairman of the Board of Plains State Bank, Plains, Texas, from 1974 through 1980, and served on the boards of various other banks. Mr. Newton's business experience during the past five years has consisted of owning and operating: (i) "Rinky-Tinks," a sandwich shop and ice cream parlor located in Granbury, Texas, from February 1995 through July 1999, and (ii) Air Pollution Solution, a marketing company operating in the greater Granbury, Texas, area, representing Alpine Industries of Greenville, Tennessee, whose products are air and water purification systems to be used in the home, from July 1999 through the present.

           Messrs. Rambin and Newton are the only officers of the Company. Mr. Rambin currently serves as the President and Chief Executive Officer of the Company, having held such positions from January 1987 through the present. Mr. Newton serves as the Secretary of the Company, and has served as such from December 1997 through the present.

Item 10.   Executive Compensation.

           During the fiscal year ended June 30, 1999, no officer or director of the Company received any compensation for their services as such. In fiscal 1998, Mr. Rambin requested a bonus of approximately $607,000 for services rendered as President of the Company. The Board of Directors approved such request on the condition that such bonus would be payable by the Company only if Mr. Rambin was able to successfully negotiate the payment of the bonus, or a portion thereof, in the context of a business combination with another company, including, without limitation, by way of an acquisition of the Company or a merger with the Company.

           The parties to the Stock Purchase Agreement and Mr. Rambin have made certain agreements with respect to the contingent bonus granted by the Company to Mr. Rambin in fiscal 1998. In connection with the transactions contemplated by the Stock Purchase Agreement, the parties have agreed that Mr. Rambin's contingent bonus will be satisfied in full by the issuance of 50,000 shares of newly authorized and designated Series A Preferred Stock after the Closing by the Company. (The transactions contemplated by the Stock Purchase Agreement are described in greater detail in the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 7, 1999.)

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

           The following table sets forth as of September 3, 1999, the beneficial ownership of Company Common Stock of (i) each director and executive officer of the Company, and (ii) the only other persons who were known to the Company to be the beneficial owners of more than five percent (5%) of the total number of issued and outstanding shares of Company Common Stock.


                                                  Number of Shares     Percentage of
                                                    Beneficially        Outstanding
          Name and Addresses                           Owned              Shares
          ---------------------------------       ----------------     --------------

          H. Don Gill (1)                              56,055               0.9%
          4224 Ocean Drive
          Corpus Christi, TX 78411
          S. A. Hellerstein                         1,089,235             17.09%
          Trustee for the Farkas Trusts (2)
          1139 Delaware Street
          Denver, CO 80204
          Windy City, Inc. (3)                        363,078              5.6%
          8300 Boone Boulevard
          Suite 780
          Vienna, VA   22182
          Janet M. Dickson (5)                      1,452,313             22.6%
          Trustee of the Marich Family Trust
          9th Street, No. 101
          Greeley, CO 80631
          James C. Rambin (4)                       1,452,313             22.6%
          4032 Bandera Drive
          Plano, TX   75074
          Brewer Newton (6)                             7,000              0.1%
          4311 Resort Drive
          Granbury, TX 76048


          1. Mr. Gill currently is a member of the Board of Directors of the Company.
          2.   The   Farkas   Trusts   are  a  group  of  trusts  of  which  the
               beneficiaries include family members of Howard L. Farkas, a former director of the Company. Mr. Farkas disclaims beneficial ownership of the shares owned by the Farkas Trusts.
          3. Windy City, Inc. is a corporation composed of certain interests of family members of Burton W. Kanter, a former director of the Company. Mr. Kanter disclaims beneficial ownership of shares owned by Windy City, Inc.

          4. Mr. Rambin currently serves as the President and Chief Executive Officer of the Company and is a member of the Board of Directors. Includes 1,452,313 shares of Company Common Stock held by the Rambin Family Trust over which Mr. Rambin has voting power as trustee of the Trust. The beneficiaries of the Rambin Family Trust are Ronald E. Rambin, J. Steven Rambin and Michael C. Rambin, all of whom are sons of James C. Rambin.
          5. The Marich Family Trust is a trust the beneficiaries of which are family members of Rudy Marich, a former officer and director of the Company.
          6. Mr. Newton serves as the Secretary of the Company and is a member of the Board of Directors.

           On March 9, 1999, the Company entered into a Stock Purchase Agreement with Park and the Selling Shareholders, which provides for, among other things, the acquisition by the Company of all of the issued and outstanding shares of capital stock of Park in exchange for the issuance by the Company of shares of newly authorized and designated Series A Preferred Stock. Upon the Closing of the Reverse Acquisition: (i) Park will become a wholly-owned subsidiary of the Company, (ii) the Selling Shareholders will control approximately 80% of the votes entitled to be cast at any meeting of the Company's shareholders, and
(iii) the Selling Shareholders' designees shall constitute five out of the six members on the Company's Board of Directors. Therefore, the Selling Shareholders will have effective control of the Company after the Reverse Acquisition. (The transactions contemplated by the Stock Purchase Agreement are described in greater detail in the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 7, 1999.)

Item 12. Certain Relationships and Related Transactions.

         Each of the Marich Family Trust (the "Marich Trust") and the Rambin Family Trust (the "Rambin Trust") currently beneficially own 1,452,313 shares of Company Common Stock, respectively. Each of the Marich Trust's and the Rambin Trust's beneficial ownership of Company Common Stock represents approximately 23% of the total number of issued and outstanding shares of Company Common Stock as of September 3, 1999, respectively. James C. Rambin, the President, Chief Executive Officer, and member of the Board of Directors, of the Company, is the trustee of the Rambin Trust. Pursuant to the terms of the Stock Purchase Agreement, at the Closing of the Reverse Acquisition, each of the Marich Trust and the Rambin Trust shall exchange 1,000,000 shares of Company Common Stock for 100,000 shares of Series A Preferred Stock.

         Furthermore, although not set forth in written agreements, the Company, Park and Mr. Rambin have oral agreements in connection with the Reverse Acquisition concerning the following matters. First, the parties have agreed that Mr. Rambin shall serve as an advisory director on the Company's Board of Directors after the Closing. Second, the parties have agreed that Mr. Rambin will serve as a consultant to the Company on a retainer basis after the Closing. The specific terms of such consulting arrangement will be determined by the parties after the Closing and will be subject to approval by the Company's Board of Directors.

         Third, the parties have made certain agreements with respect to a contingent bonus granted by the Company to Mr. Rambin. During the Company's 1998 fiscal year, Mr. Rambin requested a bonus of approximately $607,000 for services rendered as President of the Company. The Board of Directors approved such a request on the condition that such bonus would be payable by the Company only if Mr. Rambin were able to successfully negotiate the payment of the bonus or a portion thereof, in the context of a business combination with another Company, including, without limitation, by way of an acquisition of the Company or a merger with the Company. In connection with the transactions contemplated by the Stock Purchase Agreement, the parties have agreed that Mr. Rambin's contingent bonus will be satisfied in full by the issuance of 50,000 shares of Series A Preferred Stock after the Closing by the Company. (The transactions contemplated by the Stock Purchase Agreement are described in greater detail in the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 7, 1999.)

Item 13. Exhibits, List and Reports on Form 8-K.

(a) 1. Financial Statements. Reference is made to the Index on page F-1 for a list of all Financial Statements filed as part of this Report.

(a) 2. Exhibits. Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as part of this Report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           POWER-CELL, INC.
                                           (Registrant)


                                           By:      /s/ James C. Rambin
                                                    ----------------------------
                                                    James C. Rambin, President
                                                    and Chief Executive Officer

                                           Date:    September 28, 1999

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By:       /s/ James C. Rambin
                                                   -----------------------------
                                                   James C. Rambin, President
                                                   and Chief Executive Officer,
                                                   Director

                                          Date:    September 28, 1999


                                          By:       /s/ Brewer Newton
                                                   -----------------------------
                                                   Brewer Newton, Director

                                          Date:    September 28, 1999

                     INDEX TO FINANCIAL STATEMENTS


                          Financial Statements                              Page

   Independent Auditor's Report                                              F-2

   Balance Sheet at June 30, 1999                                            F-3

   Statements of Operations for fiscal years 1999, 1998
   and for the period from January 21, 1987, to June 30, 1999                F-4


   Statements of Shareholders' Equity for the period from January 21,        F-5
   1987, through June 30, 1999

   Statements of Cash Flows for fiscal years 1999, 1998 and for the          F-7
   period from January 21, 1987,  through June 30, 1999

   Notes to Financial Statements                                             F-8

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Power-Cell, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Power-Cell, Inc. (a development stage enterprise) as of June 30, 1999, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1999 and the period from July 1, 1989 through June 30, 1999, which is not separately presented. The period from incorporation (January 21, 1987) through June 30, 1989, which is not separately presented, was audited and reported on by other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power-Cell, Inc. (a development stage enterprise) as of June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, and the period from July 1, 1989 through June 30, 1999, which is not separately presented, in conformity with generally accepted accounting principles.

We have also audited the combination of the accompanying statements of operations and cash flows for the period from January 21, 1987 (date of incorporation) to June 30, 1989 into the period from January 21, 1987 to June 30, 1999. In our opinion, such statements have been properly combined.

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




HEIN + ASSOCIATES LLP

Dallas, Texas
August 13, 1999

                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                  June 30, 1999







ASSETS                                                              $     -
- ------                                                              ===========



LIABILITIES AND SHAREHOLDERS' DEFICIT
- -------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    30,748
  Payable to officer (Note H)                                            30,000
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Notes D, F, G and H)

SHAREHOLDERS' DEFICIT:
    Common stock, $.0001 par value, 750,000,000 shares
      authorized; 6,419,540 shares issued and outstanding                   642
    Additional paid-in capital                                        1,571,596
    Deficit accumulated in the development stage                     (1,632,986)
                                                                    -----------

         Total shareholders' deficit                                    (60,748)
                                                                    -----------

         Total liabilities and shareholders' deficit                $     -
                                                                    ===========















                 See accompanying notes to financial statements.



                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS




                                                                       For the period
                                                                       from January 21,
                                           Years Ended June 30,         1987 (Date of
                                         --------------------------    Incorporation) to
                                            1999          1998          June 30, 1999
                                         ---------      -----------    ----------------
REVENUE -
   Interest and other income             $      --      $      --      $    176,724

EXPENSES:
   Product development                          --             --           225,478
   General and administrative                 36,602         16,651       1,539,739
   Interest                                     --             --            32,706
   Impairment of investment                     --           11,787          11,787
                                         -----------    -----------    ------------
                                              36,602        28,438        1,809,710
                                         -----------    -----------    ------------

       NET LOSS                          $   (36,602)   $   (28,438)   $ (1,632,986)
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


                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          For the Period From January 21, 1987 (Date of Incorporation)
                              through June 30, 1999

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



                                   -Continued-




                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT), Continued
          For the Period From January 21, 1987 (Date of Incorporation)
                              through June 30, 1999


                                                                                                                 Deficit
                                                                          Common Stock                          Accumulated
                                             Common Stock                  Subscribed            Additional       in the
                                      ------------------------     -------------------------      Paid-in       Development
                                        Shares         Amount       Shares          Amount        Capital          Stage
                                      -----------   -----------    -----------    -----------    -----------    -----------

Subscription of common stock
   on June 30, 1994                          --            --         100,000         25,000         (2,500)          --
Net loss                                     --            --            --             --             --          (31,876)
                                      -----------   -----------    -----------    -----------    -----------    ----------
     BALANCE, June 30, 1994             6,006,875           601       100,000         25,000      1,479,919     (1,494,412)

Issuance of stock subscribed on
   July 14, 1994                          100,000            10      (100,000)       (25,000)        24,990           --
Issuance of stock on July 14, 1994
   for commission on June 30,
   1994 stock offering                     10,000             1          --             --            2,499           --
Issuance of stock on July 14, 1994        100,000            10          --             --           24,990           --
Cost of stock issuance-legal fees
   and commissions                           --            --            --             --           (3,500)          --
Net loss                                     --            --            --             --             --          (23,194)
                                      -----------   -----------   -----------    -----------    -----------     ----------
     BALANCE, June 30, 1995             6,216,875           622          --             --        1,528,898     (1,517,606)

Issuance of stock options for
 legal fees                                  --            --            --             --           12,985           --
Net loss                                     --            --            --             --             --          (29,001)
                                      -----------   -----------    -----------    -----------    -----------    -----------
     BALANCE, June 30, 1996             6,216,875           622          --             --        1,541,883     (1,546,607)

Issuance of stock options for legal
   fees                                      --            --            --             --           11,109           --
Net loss                                     --            --            --             --             --          (21,339)
                                      -----------   -----------    -----------    -----------    -----------   -----------
     BALANCE, June 30, 1997             6,216,875           622          --             --        1,552,992     (1,567,946)
                                      -----------   -----------   -----------    -----------    -----------    -----------

Issuance of stock to president of
   Company for expenses paid              202,665            20          --             --           15,919           --
Net loss                                     --            --            --             --             --          (28,438)
                                      -----------   -----------    -----------    -----------    -----------   -----------
     BALANCE, June 30, 1998             6,419,540   $       642   $      --      $      --      $ 1,568,911    $(1,596,384)

Expenses paid by president of
   Company                                   --            --            --             --            2,685           --
Net loss                                     --            --            --             --             --          (36,602)
                                      -----------   -----------    -----------    -----------    -----------   -----------
BALANCE, June 30, 1999                  6,419,540   $       642   $      --      $      --      $ 1,571,596    $(1,632,986)
                                      ===========   ===========   ===========    ===========    ===========    ===========



                 See accompanying notes to financial statements.



                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                     For the Period
                                                                                    from January 21,
                                                                                      1987 (date of
                                                         Years Ended June 30,       incorporation) to
                                                           1999           1998        June 30, 1999
                                                       -----------    -----------   -----------------

OPERATING ACTIVITIES:
    Net loss                                           $   (36,602)   $   (28,438)   $(1,632,986)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Amortization and depreciation                         --             --           24,644
        Loss on theft of equipment                            --             --              741
        Issuance of stock options for services                --             --           24,094
        Impairment of investment                              --           11,787         11,787
        Expenses paid by president                            2,685        15,939         18,624
        Changes in operating assets and liabilities:
        Other assets                                          --             --          (16,400)
        Payable to officer                                  30,000           --           30,000
        Accounts payable and accrued expenses               2,800             887         30,748
                                                       -----------    -----------    -----------
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                              (1,117)           175     (1,508,748)
                                                       -----------    -----------    -----------

INVESTING ACTIVITIES:
    Investment in limited partnership                         --             --          (31,787)
    Purchase of office equipment                              --             --           (8,985)
                                                       -----------    -----------    -----------
       NET CASH USED IN
          INVESTING ACTIVITIES                                --             --          (40,772)
                                                       -----------    -----------    -----------

FINANCING ACTIVITIES:
    Advance received                                          --             --           20,000
    Proceeds from issuance of common stock and
       exercise of warrants                                   --             --        1,533,020
    Cost of stock issuance                                    --             --           (3,500)
                                                       -----------    -----------    -----------
       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                --             --        1,549,520
                                                       -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                 (1,117)           175           --

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                      1,117            942           --
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                          $      --      $     1,117    $      --
                                                       ===========    ===========    ===========

SUPPLEMENTAL INFORMATION - cash paid
    during the period for interest                     $      --      $      --      $    32,706
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


    Comprehensive Income (Loss)
    --------------------------

    Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income or loss includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the years ended June 30, 1999 and 1998.

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

    Continuation as a Going Concern
    -------------------------------

    The accompanying financial statements and related footnotes have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has incurred significant losses since inception and has limited financial resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise capital and/or eventually achieve profitable operations in order for it to continue as a going concern. The Company entered into a limited partnership agreement in October 1992 that management believed would potentially result in successful manufacturing and marketing of the Company's product and the eventual creation of a royalty stream to the Company and potential earnings from the Company's interest in the partnership (see note G). However, all marketing and operations activities of the partnership have ceased. As described in Note I, in March 1999 the Company entered into an agreement to merge with another company which management believes will allow the Company to continue as a going concern.

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
                                                                   ============

    For federal income tax purposes at June 30, 1999, the Company had a net operating loss carryover of approximately $1,270,000. If not utilized, the net operating loss will begin expiring in 2002 through 2019.

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

                                POWER-CELL, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



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

NOTE H - CONTINGENCIES

    In fiscal 1998, the Company's board of directors approved a request for compensation of approximately $607,000 for the president of the Company. However, the board of directors agreed this amount would be due only if the president could negotiate the payment (or some portion thereof) with an acquiring or merging company, if any. At June 30, 1998, this amount was considered a contingent liability and was not recorded in the Company's financial statements, because payment would be subject to approval by the management of an acquiring or merging company. As described in Note I, in fiscal 1999, the Company signed an agreement to merge with another company and the president negotiated a payment in stock to satisfy the contingent liability. The stock to be issued the president is 50,000 shares of preferred stock, which is to be newly authorized if approved by the Company's shareholders. The stock is to be newly authorized if approved by the Company's shareholders. the stock is to be convertible to 500,000 shares of the Company's common stock. Based on the trading price of the common stock, the liability was recorded at $30,000 at June 30, 1999.


NOTE I-PROPOSED MERGER

    In March 1999, the company entered into an agreement to acquire all the outstanding stock of Park Pharmacy Corporation ("Park") in exchange for the issuance to Park's shareholders of newly authorized preferred stock, convertible into the Company's common stock. Following the transaction, Park's shareholders will own about 87% of the Company's voting stock. Completion of the transaction is subject to approval by the Company's shareholders.