Form 10QSB
period 1999-09-30
PARK PHARMACY CORP
filed 1999-11-12
CIK 798539

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999.


[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

        For the transition period from ________________ to __________________


                        Commission File Number 000-15379
                                               ---------

                            Park Pharmacy Corporation
           (Exact Name of Small Business as Specified in its Charter)

              Colorado                                          841029701
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification Number)

               10711 Preston Road, Suite 250, Dallas, Texas 75230
                     Address of Principal Executive Offices

                                 (214) 692-9921
                 Issuer's Telephone Number, Including Area Code

      Power-Cell, Inc. 660 Preston Forest Center #200, Dallas, Texas 75230

(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X      No ____


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes ____  No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,419,551
                                            ---------

Transitional Small Business Disclosure Format (check one):    Yes ____ No X

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.  Financial Statements

            Balance sheet - September 30, 1999 (unaudited)                    3

            Unaudited  condensed  statements  of  operations - three month    4
            periods ended September 30, 1999 and 1998 and the period from January 21, 1987 (date of incorporation) to September 30, 1999

            Unaudited  condensed  statements  of cash flows - three months    5
            ended  September 30, 1999 and 1998 and the period from January
            21, 1987 (date of incorporation) to September 30, 1999

            Notes to condensed financial statements                           6

Item 2.  Management's Discussion and Analysis or Plan of Operation            7


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            10

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 6.  Exhibits and Reports on Form 8-K                                     13


Signature Page                                                                14

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.





                            PARK PHARMACY CORPORATION
                           (formerly Power-Cell, Inc.)
                        (a development stage enterprise)
                                  BALANCE SHEET

                                   (Unaudited)

                               September 30, 1999

                                      ASSETS


ASSETS                                                                     $      --
                                                                           -----------



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      $    30,748
Payable to officer                                                              30,000
                                                                           -----------

                                                                                60,748

STOCKHOLDERS' DEFICIT:
Common stock, par value $.0001 per share, 750,000,000 shares authorized;
   6,419,540 shares issued and outstanding                                         642
Additional paid-in capital                                                   1,571,825
Deficit accumulated in the development stage                                (1,633,215)
                                                                           -----------


Total Stockholders' Deficit                                                    (60,748)


Total Liabilities and Stockholders' Deficit                                $      --
                                                                           -----------




                 See accompanying notes to financial statements.



                            PARK PHARMACY CORPORATION
                           (formerly Power-Cell, Inc.)
                        (a development stage enterprise)



                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months               For the Period From
                                                  Ended                January 21, 1987 (Date of
                                                September 30,             Incorporation) to
                                            1999           1998          September 30, 1999
                                         -----------    -----------    -------------------------

REVENUE -
Interest and other income                $      --      $      --          $   176,724


EXPENSES:
Product development                             --             --              225,478
General and administrative                       229          3,139          1,539,968
Interest                                        --             --               32,706
Impairment of investment                        --             --               11,787
                                         -----------    -----------        -----------
Total expenses                                   229          3,139          1,809,939
                                         -----------    -----------        -----------

NET LOSS                                 $      (229)   $    (3,139)       $(1,633,215)
                                         ===========    ===========        ===========

NET LOSS PER SHARE (Basic and diluted)   $       *      $       *
                                         ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                             6,419,540      6,419,540
                                         ===========    ===========

*Less than $(.01)






                See accompanying notes to financial statements.


                            PARK PHARMACY CORPORATION
                           (formerly Power-Cell, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           For the Period from
                                                  Three Months Ended          January 21, 1987
                                                       September 30,      (Date of Incorporation)
                                              --------------------------            to
                                                 1999            1998       September 30, 1999
                                              -----------    -----------  ------------------------

OPERATING ACTIVITIES:
Net loss                                      $      (229)   $    (3,139)   $(1,633,215)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation                        --             --           24,644
Issuance of stock options for services               --             --           24,094
Loss on theft of equipment                           --             --              741
Impairment of investment in Partnership              --             --           11,787
Expenses paid by stockholder                          229          1,250         18,853
Changes in operating asset and liabilities:
Other assets                                         --             --          (16,400)
Payable to officer                                   --             --           30,000
Accounts payable and accrued expenses                --            1,250         30,748
                                              -----------    -----------    -----------

NET CASH USED IN OPERATING
ACTIVITIES                                           --             (639)    (1,508,748)

                                              -----------    -----------    -----------

INVESTING ACTIVITIES:
Purchase of office equipment                         --             --           (8,985)
Investment in limited partnership                    --             --          (31,787)
                                              -----------    -----------    -----------

NET CASH USED IN INVESTING
ACTIVITIES                                           --             --          (40,772)
                                              -----------    -----------    -----------

FINANCING ACTIVITIES:
Advance received                                     --             --           20,000
Issuance of common stock and exercise of
 warrants                                            --             --        1,533,020
Stock issuance costs                                 --             --           (3,500)
                                              -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                          --             --        1,549,520
                                              -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     --             (639)          --

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD
                                                     --            1,117           --
                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                     $      --      $       478    $      --
                                              ===========    ===========    ===========




                See accompanying notes to financial statements.

                            PARK PHARMACY CORPORATION
                           (formerly Power-Cell, Inc.)
                        (a development stage enterprise)



A.  Basis of Presentation

    The accompanying financial statements are those of Power-Cell, Inc. ("the Company"), which changed its name to Park Pharmacy Corporation as described in Note B.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's (1) annual report and most recent financial statements included in its report on Form 10-KSB for the year ended June 30, 1999 and (2) the September 1999 Proxy Statement for the Special Meeting of the Shareholders, both of which were filed with the Securities and Exchange Commission.

    The interim financial information included herein is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim period. The results of operations for the three months ended September 30, 1999 are not considered indicative of the results to be expected for the full year, due to the transactions described in Note B.

B.  Subsequent Events
    -----------------

    On  October  19,  1999,  a  reverse   acquisition  of  the  Company  by  the
    shareholders of Park Pharmacy Corporation, a privately held Texas corporation ("Park"), was completed. The reverse acquisition was consummated pursuant to the terms of a stock purchase agreement dated as of March 9, 1999 (the "Stock Purchase Agreement"), which was approved by the shareholders of the registrant at a special meeting of shareholders on October 12, 1999. Pursuant to the stock purchase agreement, (i) the Company acquired all of the stock of Park with Park becoming a wholly-owned subsidiary of the Company, and (ii) the Company issued to the Park shareholders shares of newly designated Series A Preferred Stock of the Company in exchange for their shares of Park. Following this transaction, the Park shareholders control 80% of the voting stock of the Company. As part of the transaction, the Company amended its Articles of Incorporation to create a new class of "blank check" Preferred Stock and changed the corporate name to "Park Pharmacy Corporation". The Articles of Amendment were approved by the shareholders of the Company at the October 19, 1999 meeting.

    As a result of the closing of the reverse acquisition, the business of the registrant shall be the acquisition, development and operation of both Internet-based and non Internet-based retail pharmacies. For accounting purposes, the reverse acquisition will be accounted for as an issuance of stock by Park for the net monetary assets of the Company accompanied by a recapitalization of Park. The accounting is identical to that of a reverse acquisition, with Park being treated as the acquiror, except that no goodwill is recorded. There will be no change in the recorded amount of the Park assets and liabilities. The assets and liabilities of the Company that are acquired as a result of the reverse acquisition will be recorded at their fair market value. Following the reverse acquisition, the historical financial statements of Park will become the historical financial statements of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical facts, including statements about plans and expectations regarding businesses and opportunities, demand and acceptance of new and existing businesses, capital resources and future financial condition and results are forward-looking. Forward-looking statements involve risks and uncertainties, which may cause the Company's actual results in future periods to differ materially and adversely from those expressed. Forward-looking statements involve risks and uncertainties, which may cause the Company's actual results in future periods to differ materially and adversely from those expressed. These uncertainties and risks include competition, changing consumer preferences, lack of success of new businesses, the inability to acquire retail pharmacies, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         Except as otherwise indicated, references to the "Company" refer to Park Pharmacy Corporation, a Colorado corporation ("Park (CO)"), and its wholly owned subsidiary, Park Pharmacy Corporation, a Texas corporation ("Park (TX)"). The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending June 30 of the following calendar year mentioned (e.g., a reference to fiscal 1999 is a reference to the fiscal year ending June 30,
2000).

         The Reverse Acquisition

         On  October  19,   1999,   the  reverse   acquisition   (the   "Reverse
Acquisition") of the registrant by the shareholders of Park Pharmacy Corporation, a privately held Texas corporation ("Park TX"), was completed. The Reverse Acquisition was consummated pursuant to the terms of that certain Stock Purchase Agreement dated as of March 9, 1999 (the "Stock Purchase Agreement"), by and among the registrant, Park TX, and Joe B. Park, Thomas R. Baker and David
W. Frauhiger (the "Selling Shareholders").

         Pursuant to the Stock Purchase Agreement, which was approved by the shareholders of the registrant at a special meeting of shareholders held on October 12, 1999, (i) the registrant acquired all of the stock of Park (TX) with Park (TX) becoming a wholly-owned subsidiary of the registrant, and (ii) the registrant issued to the Selling Shareholders shares of newly designated Series A Preferred Stock of the registrant in exchange for their shares of Park (TX), with the Selling Shareholders now controlling approximately 80% of the voting stock of the registrant. As part of the transaction, the registrant filed Articles of Amendment to its Articles of Incorporation which created a new class of "blank check" Preferred Stock and changed the registrant's corporate name to "Park Pharmacy Corporation." The Articles of Amendment were approved by the shareholders of the registrant at the October 12, 1999 meeting.

         Effective October 19, 1999, Messrs. Brewer Newton and H. Don Gill resigned from all officer and director positions they held with the registrant and Mr. James C. Rambin resigned from all officer positions he held with the registrant. On that date, the following persons were elected to the registrant's Board of Directors and to serve as officers:

         Name:                            Position:

         Joe B. Park             Chairman of the Board, Director
         Thomas R. Baker         Chief Executive Officer & President, Director
         Gwendolyn Park          Vice President, Secretary & Treasurer, Director
         Jack R. Munn            Director
         John A. Blomgren        Director

In addition to the above, Mr. Rambin shall continue to serve on the Board of Directors of the registrant in an advisory capacity. Furthermore, although not set forth in a written agreement, the parties have agreed that Mr. Rambin will serve as a consultant to the Company on a retainer basis. The specific terms of such consulting arrangement will be determined by the parties and will be subject to approval by the Board of Directors of the registrant.

         Plan of Operation

         Prior to the closing of the Reverse Acquisition, the Company had virtually no assets or ongoing operations since 1997. As a result of the closing of the Reverse Acquisition, the business of the registrant shall be the acquisition, development and operation of both Internet-based and non Internet-based retail pharmacies.

         The Company has entered into an agreement in principle with Rx-Pro.Com, Inc., a privately held Texas corporation ("Rx-Pro"), and Rx-Pro's shareholders under which Rx-Pro will be acquired and merged into Park (TX). Rx-Pro's shareholders will receive an aggregate of 97,500 shares of Series A Preferred Stock of Park (CO) for their shares of Rx-Pro in the merger. The merger, which will be a tax-free exchange for Rx-Pro's shareholders, is expected to be completed early next week. The surviving company in the merger will change its name to "Rx-Pro.Com, Inc." in the transaction.

         Rx-Pro   currently   operates  two  online   pharmacy    Web    sites,
 <<("HospiceRx.Com") and <<("Rx-Pro.Com").  Rx-Pro was formed on March 19, 1999, and is the successor company of Hospice Pharmacy Alliance LLC, a Texas limited liability company ("Hospice Alliance"). Rx-Pro acquired all of the assets and assumed all of the liabilities of Hospice Alliance in a transaction that closed on April 8, 1999. The HospiceRx.Com Web site is an online service that contracts with member pharmacies to process orders for prescription drugs, non-prescription drugs and other health related products, from hospice companies. The hospice companies place orders over the HospiceRx.Com Web site, or by facsimile or telephone, on behalf of their hospice patients, which orders are then forwarded to the member pharmacy located nearest to the hospice patient. Orders are filled and delivered to the hospice patient by the member pharmacy. Rx-Pro receives a processing fee from the member pharmacies for hospice company orders originating through Rx-Pro. Although the HospiceRx.Com Web site has been completed, it is not yet fully operational. Rx-Pro is currently in the process of seeking additional member pharmacies to add to the member pharmacies currently affiliated with HopsiceRx.Com. To date, although the Web site is not yet fully operational, approximately 25 hospice companies regularly place orders with HospiceRx.Com by telephone or facsimile.

         Rx-Pro has also developed the Rx-Pro.Com Web site, an online pharmacy store which will offer online shopping and information for consumers (including physicians, other health care providers and patients) in the following product categories: (i) prescription drugs, (ii) non-prescription drugs, (iii) durable medical equipment, (iv) personal care products, (v) disease state management books, and (vi) other health and beauty products customarily sold by retail pharmacies. Although the Rx-Pro.Com Web site has been completed, it is not yet fully operational. Rx-Pro is currently in the process of seeking out relationships with independent and small chain retail pharmacies to become member pharmacies. Rx-Pro plans to affiliate with pharmacies in all fifty states to provide convenient service to its customers. Rx-Pro will contract with such pharmacies to fill orders placed by consumers over its Rx-Pro.Com Web site or by facsimile or telephone.

         The Company's plan of operation for the next twelve months is to close the transaction with Rx-Pro and to acquire independent non-Internet retail pharmacies, including pharmacies with associated home healthcare facilities. The Company is currently engaged in discussions on a preliminary basis with owners of several independent retail pharmacies in accordance with the Company's business plan. These pharmacies are established in their retail market areas, and have long histories of operations. Other than with respect to Rx-Pro, Park has not reached a definitive agreement with any pharmacy owner, nor have any contracts or letters of intent been executed in connection therewith. In evaluating a retail pharmacy for potential acquisition, the Company will: (i) evaluate the target store's profits and losses for preceding years; (ii) review the pharmacy's tax returns for preceding years; (iii) review computer-generated prescription reports showing historical information, including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyze the pharmacy's location and competition in the immediate area; (v) review the store's lease agreement, if any; and (vi) assess targeted areas for growth patterns and trends. To assess the reasonableness of the purchase price offered by a seller in connection with a particular acquisition, the Company will consider the availability and terms of owner financing, including the rate of return and payback period.

         The Company plans to issue equity securities, including Company Common Stock, Series A Preferred Stock, or other series of Preferred Stock designated by the Company's Board of Directors, to close the transaction with Rx-Pro and the Rx-Pro Shareholders and to acquire other non-Internet retail pharmacies as contemplated by its business plan. Other than with respect to Rx-Pro, the Company may also issue notes or use cash to make such acquisitions; the Company intends to fund its acquisitions through: (i) cash flow from current operations;
(ii) a line of credit in the amount of $125,000 from North Dallas Bank & Trust Co.; and (iii) a non-interest bearing loan from Dougherty's Pharmacies, Inc., a Texas corporation wholly owned by Joe B. Park, an officer, director and shareholder of the Company, of up to $150,000 to cover part or all of the Company's expenses for rent, officers' salaries and office equipment, respectively, $125,961 of which is currently outstanding. In addition to the foregoing, the Company plans to raise additional funds within the next 12 months for acquisitions through a loan from a Texas bank in the aggregate amount of $5,000,000, the terms of which have been discussed on a preliminary, informal basis only. In the event the Company issues equity securities in connection with an acquisition, the current shareholders of the Company will be subject to further dilution in their voting rights, percentage ownership in the Company, and/or other rights with respect to their shares of capital stock of the Company. Furthermore, shareholders of the Company may not have an opportunity to vote on acquisitions made by the Company in connection with the implementation of its plan of operation.

         The Company anticipates a significant change in the number of its employees in the next twelve months in connection with its planned acquisitions. However, there can be no assurance that (i) there will be any increase in the number of employees, (ii) the Company will be able to acquire any independent non-Internet pharmacies, whether in the next twelve months or thereafter, or
(iii) that the Company will be able to fully implement and/or realize its plan of operation.

         Year 2000 Compliance

         Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by, at or beyond the year 2000.

         The Company's information technology ("IT") systems consist of computer hardware systems and software supplied by third parties. The Company utilizes current generation off-the-shelf software for its management and accounting systems. As a result, the Company expects its exposure to be minimal since such hardware and software have been determined by the Company to be year 2000 compliant.

         The Company's assessment of its year 2000 issues includes a review of its non-information technology ("non-IT" systems) (systems that contain embedded technology in process control equipment containing microprocessors or other similar circuitry). This assessment includes a review of facilities (including building maintenance, security, electrical, lighting, fire protection, telephone, heating and cooling systems). Based on this review, the Company believes that its non-IT systems and equipment are year 2000 compliant.

         The Company's current plans, as previously discussed, involve the acquisition of retail pharmacies. Due diligence with any potential acquisition candidate will include a review of any year 2000 exposure. Other than with respect to Rx-Pro, since the Company has not yet consummated a business acquisition, Park is unable to estimate year 2000 compliance costs that may arise from such business acquisition opportunities.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         Authorization, Designation and Issuance of Preferred Stock

         On October 12, 1999, at the Company's special meeting of shareholders, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of capital stock of the Company from 750,000,000 to 1,000,000,000 and create a new class of 250,000,000 shares of Preferred Stock having a par value of $.001 per share (the "Preferred Stock"), with respect to which the Board shall have authority to issue such Preferred Stock in series and to fix, from time to time, the number, designation, powers, preferences, and rights of the shares of Preferred Stock in each series. The amendment was filed with the Colorado Secretary of State on October 19, 1999. The number of authorized shares of Company Common Stock remains 750,000,000 shares pursuant to the amendment.

         In connection with the Reverse Acquisition of the Company by the Selling Shareholders, the Company issued shares of newly designated Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"). The rights and preferences of the Series A Preferred Stock are as follows:

          (i) Holders of the Series A Preferred Stock may convert one share of Series A Preferred Stock for ten (10) shares of the Company's $.0001 par value Common Stock, at any time after
               June 30, 2001, upon delivery of the preferred shares certificate, duly endorsed, to the offices of the Company's transfer agent;

         (ii) Holders of the Series A Preferred Stock will not be entitled to receive any dividends;

         (iii) In case of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series A Preferred Stock will be entitled to receive out of the assets of the Company which are available for payment to shareholders, before any amount is paid or distributed among the holders of Common Stock, liquidating distributions in the amount of $10.00 per share. If, upon any liquidation, dissolution or winding up of the Company, the amount payable with respect to the Series A Preferred Stock, and any other stock ranking as to any such distribution on the parity with the Series A Preferred Stock is not paid in full, the holders of the Series A Preferred Stock, and of any other stock ranking as to any such distribution and party with the Preferred Stock is not paid in full, the holders of the Series A Preferred Stock and of such other stock will share ratably in any such distribution of assets in proportion to the full respective preferential amounts to which they are entitled. After payment of the full amount of the liquidating distribution to which they are entitled, the holders of the shares of Series A Preferred Stock will not be entitled to any further right or claim to any of the remaining assets of the Company;

          (iv) In the event that the Company shall at any time subdivide or combine in a greater or lesser number of shares the outstanding shares of Common Stock, the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock shall be proportionately increased in the case of subdivision or decreased in the case of a combination, effective in either case at the close of business on the date when such subdivision or combination shall become effective;

          (v) In the event that the Company shall be recapitalized, consolidated with or merged into any other corporation, or shall sell or convey to any other corporation all or substantially all of its property as an entirety, provision shall be made as part of the terms of such recapitalization, consolidation, merger, sale or conveyance so that any holder of Series A Preferred Stock may thereafter receive in lieu of the Common Stock otherwise issuable to him upon conversion of his Series A Preferred Stock or the same kind and amount of securities or assets as may be distributable upon such recapitalization, consolidation, merger, sale or conveyance, with respect to the Common Stock of the Company;

          (vi) In the event the Company shall at any time pay to the holders of Common Stock a dividend in Common Stock, the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock shall be proportionately increased, effective at the close of business on the record date for determination of the holders of Common Stock entitled to such dividend;

         (vii) In the event that the Company shall at any time pay any dividend or make any other distribution on its Common Stock in property, other than in cash or in Common Stock of the Company, then provision shall be made as part of the terms of such dividend or distribution that the holder of any Series A Preferred Stock surrendered for conversion after the record date for determination of holders of Common Stock entitled to such dividend or distribution shall be entitled to receive the same kind and the same proportionate share of such property which he would have been entitled to receive had such Series A Preferred Stock been converted immediately prior to such record date;

        (viii) Such adjustments shall be made successively if more than one event listed in the preceding paragraphs (iv), (v), (vi), and
               (vii) shall occur;

         (ix)  The Company is not  obligated  to redeem  the Series A  Preferred
               Stock;

          (x) At every meeting of the stockholders of the Company, holders of the Series A Preferred Stock shall be entitled to ten (10) votes for each share of Series A Preferred Stock standing in their name on the books of the Company;

          (xi) The Series A Preferred Stock and any other stock having voting rights, including without limitation the Common Stock, shall vote together as one class; and

         (xii) The holders of the Series A Preferred Stock have no preemptive rights.


         The Selling Shareholders received in the aggregate 2,567,816 shares of Series A Preferred Stock in the Reverse Acquisition. In addition, (i) each of the Marich Family Trust and the Rambin Family Trust exchanged 1,000,000 shares of Common Stock owned by such trusts for 100,000 shares of Series A Preferred Stock, respectively, and (ii) Mr. James C. Rambin, a former officer and current director of the Company, received 50,000 shares of Series A Preferred Stock in satisfaction of a contingent bonus granted by the Company during the 1998 fiscal year. Furthermore, the Company issued: (i) 20,000 shares of Series A Preferred Stock to a former attorney of the Company for past services rendered (unrelated to the Reverse Acquisition) in full satisfaction of an option granted to the attorney for 200,000 shares of Company Common Stock, and (ii) 2,750 shares of Series A Preferred Stock to a consultant of the Company who provided consulting services in connection with the Company's evaluation of various business strategies after the Company's operations ceased in fiscal 1997. As of the date hereof, there currently are 2,840,566 shares of Series A Preferred Stock of the Company issued and outstanding and 4,419,551 shares of Common Stock of the Company issued and outstanding.

         The issuance and sale of the Series A Preferred Stock in connection with the Reverse Acquisition have had the following effects on the holders of Company Common Stock. As an initial matter, the voting power held by the holders of Company Common Stock immediately prior to the Reverse Acquisition has been substantially diluted. As a result of the Reverse Acquisition, the holders of the Series A Preferred Stock currently own approximately 85% of the votes entitled to be cast at any meeting of shareholders and the voting power of the holders of Company Common Stock has been reduced from 100% to approximately 15%.

         As an additional matter, in light of the liquidation preference of the Series A Preferred Stock, the holders of Company Common Stock will not be entitled to share in the Company's assets upon liquidation, dissolution or winding up of the assets of the Company until the Series A Preferred Stock preference has been fully satisfied as to all outstanding shares of Series A Preferred Stock. It should also be noted that, although the Series A Preferred Stock is not entitled to any dividends, such shares may be converted into shares of Company Common Stock at any time after June 30, 2001, and will then be entitled to share in any dividends declared and paid by the Company.

           The issuance of the Series A Preferred Stock to the Selling Shareholders in the Reverse Acquisition was made by the Company in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The Company believes the Section 4(2) exemption from registration was available based upon the established criteria for effecting a private offering by virtue of the following facts, among others: (i) the Selling Shareholders had access to the type of information that would be included in a registration statement, (ii) the Selling Shareholders have adequate financial means to bear the risk of an investment in the Company and can be described as sophisticated, (iii) the Selling Shareholders were the only offerees in the transaction, (iv) the Stock Purchase Agreement contains restrictions on resale of the Series A Preferred Stock issued by the Company to the Selling Shareholders, and (v) no underwriters were involved nor were any underwriters' commissions paid in connection with the transactions. The consideration received by the Company for the shares of Series A Preferred Stock issued to the Selling Shareholders in the Reverse Acquisition was all of the issued and outstanding shares of Park (TX).

           Because the Articles of Incorporation currently authorize the Board of Directors to issue preferred stock in series and to fix the designation, powers, preferences and rights of shares in each series, sometimes referred to as "blank check" authority, the Board has discretion to tailor the terms of any series of Preferred Stock to fit the particular needs of the Company at the time of the stock's issuance. In other words, each series may differ substantially from the others with respect to rights regarding dividends, voting, convertibility, preferences upon liquidation, and redemption. It is not possible to state the precise effects of the authorization of "blank check" authority over Preferred Stock upon the rights of holders of Common Stock until the Board of Directors determines the respective preferences, limitations and relative rights of the holders of one or more series of new Preferred Stock that are actually issued in the future. However, such effects might include (i) a reduction of the amount otherwise available for payment of any dividends on Common Stock, to the extent dividends are payable on any issued shares of a new series of Preferred Stock, and restrictions on dividends on Common Stock if dividends on then outstanding shares of any new series of Preferred Stock are in arrears; (ii) further dilution of the voting power of the Common Stock to the extent that any issued series of any new series of Preferred Stock has voting rights as may be determined by the Board; and (iii) the holders of Common Stock not being entitled to share in the Company's assets upon liquidation until satisfaction of any liquidation preference granted to then outstanding shares of any new series of Preferred Stock.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held a special meeting of shareholders on October 12, 1999. At that meeting, the shareholders were presented with proposals with respect to:
(i) the approval and ratification of the Stock Purchase Agreement and the transactions contemplated thereunder, and (ii) the approval of the amendment to the Company's Articles of Incorporation to (a) change the name of the Company to "Park Pharmacy Corporation", and (b) to increase the number of authorized shares of capital stock from 750,000,000 to 1,000,000,000 and create a new class of Preferred Stock having a par value of $.001 per share, with the number of authorized shares of Common Stock to remain 750,000,000 shares and the number of authorized shares of Preferred Stock to be 250,000,000. The results of the vote of the shareholders at the special meeting are set forth below with respect to each of the proposals presented.

(i) With respect to the proposal to approve and ratify the Stock Purchase Agreement and the transactions contemplated thereunder, shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 4,288,873; the number of votes cast against such proposal was 1,920; the number of votes abstaining was 5,632; and the number of broker non-votes was 2,123,126.

(ii) With respect to the proposal to amend the Company's Articles of Incorporation to (a) change the name of the Company to "Park Pharmacy Corporation", and (b) to increase the number of authorized shares of capital stock from 750,000,000 to 1,000,000,000 and create a new class of Preferred Stock having a par value of $.001 per share, with the number authorized shares of Common Stock to remain 750,000,000 shares and the number of authorized shares of Preferred Stock to be 250,000,000, shares of the Company's Common Stock were voted as follows: the number of votes cast for such proposal was 4,286,834; the number of votes cast against such proposal was 3,427; the number of votes abstaining was 6,164; and the number of broker non-votes was 2,123,126.

Item 6.  Exhibits and Reports on Form 8-K.


         (a)      Exhibits.

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports Submitted on Form 8-K:

                  A report on Form 8-K was filed on October 27, 1999, reporting on the closing of the Reverse Acquisition of the Company by the Selling Shareholders.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PARK PHARMACY CORPORATION

Date:  November 12, 1999                /s/  Thomas R. Baker
                                             ----------------------------------
                                        By:  Thomas R. Baker, President and
                                             Chief Executive Officer


Date:  November 12, 1999                /s/  Gwendolyn L. Park
                                             ----------------------------------
                                             Gwendolyn L. Park, Secretary and
                                             Treasurer

                                INDEX TO EXHIBITS


2,10(1) Stock Purchase Agreement dated March 9, 1999, among the Company, Park Pharmacy Corporation, Joe B. Park, Thomas R. Baker and David W. Frauhiger

3.1.1 (1)   Articles of Incorporation and Amendment to Articles of Incorporation

3.1.2 (3)   Articles of Amendment to Articles of Incorporation

3.2 (4)     Bylaws

27(5)       Financial Data Schedule



(1) Incorporated herein by reference to Annex A in the Company's Definitive Proxy Statement filed on September 7, 1999, with the Securities and Exchange Commission.

(2)      Incorporated  herein by  reference  to  Exhibit  3(a) in the  Company's
         Registration Statement on Form S-18 filed on August 8, 1986 with the Securities and Exchange Commission.

(3) Incorporated herein by reference to Exhibit 3.1.2 in Amendment No. 2 to the Company's Annual Report on Form 10-KSB filed on August 4, 1999, with the Securities and Exchange Commission.

(4)      Incorporated  herein by  reference  to  Exhibit  3(b) in the  Company's
         Registration Statement on Form S-18 filed on August 8, 1986 with the Securities and Exchange Commission.

(5)      Filed herewith.