Form 10QSB
period 1999-12-31
PARK PHARMACY CORP
filed 2000-02-14
CIK 798539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1999.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to __________________


Commission File Number           000-15379
                        --------------------------


                            Park Pharmacy Corporation
           ----------------------------------------------------------
           (Exact Name of Small Business as Specified in its Charter)


           Colorado                                              841029701
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

               10711 Preston Road, Suite 250, Dallas, Texas 75230
      --------------------------------------------------------------------
                     Address of Principal Executive Offices

                                 (214) 692-9921
      --------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

      Power-Cell, Inc. 660 Preston Forest Center #200, Dallas, Texas 75230
      --------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ----     ----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes       No
                                   ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:             4,419,551
                                            ------------------------------

Transitional Small Business Disclosure Format (check one):    Yes       No
                                                                 ----     ----

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                     Page
Item 1.           Financial Statements

                  Balance sheet - December 31, 1999 (unaudited)

                  Unaudited condensed statements of operations - three and six month periods ended December 31, 1999 and 1998.

                  Unaudited condensed statements of cash flows - three and six month periods ended December 31, 1999 and 1998.

                  Notes to condensed financial statements

Item 2.           Management's Discussion and Analysis or Plan of Operation           -4-


                           PART II - OTHER INFORMATION                                -7-

Item 2.           Changes in Securities and Use of Proceeds

Item 4.           Submission of Matters to a Vote of Security Holders                -11-

Item 6.           Exhibits and Reports on Form 8-K                                   -11-


Signature Page

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                                  BALANCE SHEET
                                   (Unaudited)

                                DECEMBER 31, 1999

                                     ASSETS



CURRENT ASSETS:
   Cash                                                                      $    516,470
   Accounts receivable                                                          2,280,700
   Inventories                                                                  1,402,806
   Prepaid expenses                                                                20,778
                                                                             ------------
                  Total current assets                                          4,220,754

FIXED ASSETS, net of accumulated depreciation                                     828,255

GOODWILL                                                                        1,283,815

PROPRIETARY SOFTWARE RIGHTS                                                     1,000,000

OTHER                                                                               2,670
                                                                             ------------

                           Total assets                                      $  7,335,494
                                                                             ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $  2,326,809
   Notes payable                                                                  329,011
                                                                             ------------
                  Total current liabilities                                     2,655,820

SHAREHOLDERS' EQUITY:
   Preferred stock                                                                  2,993
   Common stock                                                                       442
   Additional paid-in capital                                                   4,959,874
   Accumulated deficit                                                           (283,635)
                                                                             ------------
                 Total shareholders' equity                                     4,679,674
                                                                             ------------

                           Total liabilities and shareholders' equity        $  7,335,494
                                                                             ============



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                             DECEMBER 31,                   DECEMBER 31,
                                      ----------------------------    ----------------------------
                                          1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------
GENERAL AND ADMINISTRATIVE
   EXPENSES                           $     43,977    $     18,900    $    102,033    $     37,843

MERGER AND ACQUISITION COSTS                38,680           7,500          71,731          15,020
                                      ------------    ------------    ------------    ------------

NET LOSS                              $    (82,657)   $    (26,400)   $   (173,764)   $    (52,863)
                                      ============    ============    ============    ============

NET LOSS PER SHARE (Basic and
diluted)                              $       (.02)  $        (.01)   $       (.04)   $       (.02)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                           4,419,000       4,419,100       4,419,000       4,419,000
                                      ============    ============    ============    ============


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                         SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                    --------------------------
                                                                        1999           1998
                                                                    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                         $  (173,764)   $   (52,863)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation                                                        1,184          1,184
      Increase in accounts payable and accrued expenses                 181,000         62,980
      Other                                                              (4,850)       (10,301)
                                                                    -----------    -----------
                 Net cash provided by operating activities                3,570          1,000

CASH FLOW FROM INVESTING ACTIVITIES:
   Expenditures on behalf of subsequently acquired subsidiary          (124,000)            --
   Cash acquired in acquisition                                         511,900             --
                                                                    -----------    -----------
                 Net cash provided by investing activities              387,900             --

CASH FLOW FROM FINANCING ACTIVITIES -
   Proceeds from note payable                                           124,000             --
                                                                    -----------    -----------

NET DECREASE IN CASH                                                    515,470

CASH, beginning of period                                                 1,000             --
                                                                    -----------    -----------

CASH, end of period                                                 $   516,470    $     1,000
                                                                    ===========    ===========


SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING ACTIVITY - In December 1999 the Company acquired two companies by issuing preferred stock, as described in Note 3.



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   UNAUDITED INFORMATION

     The balance sheet as of December 31,1999 and the statements of operations for the three and six month periods ended December 31, 1999 and 1998 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of December 31, 1999 and the results of its operations for the three and six months ended December 31, 1999 and 1998.

2.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying financial statements are those of Park Pharmacy Corporation ("the Company") the shareholders of which acquired Power-Cell, Inc. in a reverse acquisition in October 1999. This transaction was accounted for as acquisition by the Company of Power-Cell's net assets and a reorganization under Power-Cell's capital structure. In the transaction 2,567,816 shares of Series A Preferred Stock were issued the Park shareholders and 50,000 shares of such stock was issued to satisfy an outstanding liability of Power-Cell. Each share of the Series A Preferred Stock is convertible into ten shares of the Company's common stock any time after June 30, 2001.

3.   ACQUISITIONS

     In December 1999, the Company acquired RXPro.Com, Inc. ("RX Pro") and Dougherty's Pharmacy, Inc. ("Dougherty's"). Each acquisition has been accounted for by the purchase method. For accounting purposes, each acquisition is considered to be effective as of December 31, 1999, and the results of operations of the acquired entities will be consolidated with the Company beginning on January 1, 2000. The assets and liabilities of the acquired entities are consolidated with the Company as of December 31, 1999.

     RX Pro was acquired on December 21, 1999 for 97,500 shares of the Company's Series A Preferred Stock. The acquisition was recorded based on the quoted value of the underlying common stock. Identifiable assets and liabilities were recorded at their estimated fair values. The excess of the cost of the acquisition over the fair value of the net assets of $1,283,815 has been recorded as goodwill. RX Pro was owned by three directors of the Company, one of whom is also a significant shareholder of the Company.

     Dougherty's was acquired on December 30, 1999 by issuance of 45,000 shares of Series A Preferred Stock. Dougherty's assets and liabilities were recorded at their historical cost basis due to common control between Dougherty's and the Company.

     The following pro forma information has been prepared as if the acquisitions of RX Pro and Dougherty's had occurred at the beginning of the respective periods. Such information is not necessarily reflective of the actual results that would have occurred had the acquisitions occurred on those dates.

                            PARK PHARMACY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



                                    THREE MONTHS                 SIX MONTHS
                                        ENDED                      ENDED
                                  DECEMBER 31, 1999           DECEMBER 31, 1999
                                 -------------------         ------------------
Revenues                         $  5,074,000                 $  9,555,000
Net income                            122,000                       17,000
Net income per share                       --                           --

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical facts, including statements about plans and expectations regarding businesses and opportunities, demand and acceptance of new and existing businesses, capital resources and future financial condition and results are forward-looking. Forward-looking statements involve risks and uncertainties, which may cause the Company's actual results in future periods to differ materially and adversely from those expressed. Forward-looking statements involve risks and uncertainties, which may cause the Company's actual results in future periods to differ materially and adversely from those expressed. These uncertainties and risks include competition, changing consumer preferences, lack of success of new businesses, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         Except as otherwise indicated, references to the "Company" refer to Park Pharmacy Corporation, a Colorado corporation ("Park (CO)"), and its wholly owned subsidiaries, Rx-Pro.Com, Inc. ("Rx-Pro"), a Texas corporation (formerly Park Pharmacy Corporation ("Park (TX)"), and Dougherty's Pharmacy, Inc., a Texas corporation ("Dougherty's"). The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending June 30 of the following calendar year mentioned (e.g., a reference to fiscal 1999 is a reference to the fiscal year ending June 30, 2000).

         The Reverse Acquisition

         On October 19, 1999, the reverse acquisition (the "Reverse Acquisition") of the registrant by the shareholders of Park (TX) was completed. The Reverse Acquisition was consummated pursuant to the terms of that certain Stock Purchase Agreement dated as of March 9, 1999 (the "Stock Purchase Agreement"), by and among the registrant, Park (TX), and Joe B. Park, Thomas R. Baker and David W. Frauhiger (the "Selling Shareholders").

         Pursuant to the Stock Purchase Agreement, which was approved by the shareholders of the registrant at a special meeting of shareholders held on October 12, 1999, (i) the registrant acquired all of the stock of Park (TX) with Park (TX) becoming a wholly-owned subsidiary of the registrant, and (ii) the registrant issued to the Selling Shareholders shares of newly designated Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), of the registrant in exchange for their shares of Park (TX). As part of the transaction, the registrant filed Articles of Amendment to its Articles of Incorporation which created a new class of "blank check" Preferred Stock and changed the registrant's corporate name to "Park Pharmacy Corporation." The Articles of Amendment were approved by the shareholders of the registrant at the October 12, 1999 meeting.

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

In addition to the above, Mr. Rambin continues to serve on the Board of Directors of the registrant. Furthermore, although not set forth in a written agreement, the parties have agreed that Mr. Rambin will serve as a consultant to the Company on a retainer basis. The specific terms of such consulting arrangement will be determined by the parties and will be subject to approval by the Board of Directors of the registrant.

         Subsequent Acquisitions

                  Acquisition of Rx-Pro

         On December 21, 1999, the registrant acquired Rx-Pro.Com, Inc., a Texas corporation ("Pre-Merger Rx-Pro"). The acquisition was structured as a merger pursuant to which Pre Merger Rx-Pro was merged with and into Park (TX), a wholly-owned subsidiary of the registrant. Pursuant to the terms of the merger, Park (TX) was the surviving company in the merger and continues to be a wholly-owned subsidiary of the registrant after the merger. Park (TX) changed its name to "Rx-Pro.Com, Inc." in the merger. The shareholders of Pre-Merger Rx-Pro, Messrs. Joe B. Park, Jack R. Munn, and John A. Blomgren, received an aggregate of 97,500 shares of Series A Preferred Stock in the merger.

         Pre-Merger Rx-Pro was formed on March 19, 1999, and was the successor company to Hospice Pharmacy Alliance LLC, a Texas limited liability company. Pre-Merger Rx-Pro acquired all of the assets and assumed all of the liabilities of Hospice Pharmacy Alliance LLC in a transaction that closed on April 8, 1999. Rx-Pro currently operates two on-line pharmacy Web sites, <<www.hospicerx.com>> ("Hospice Rx.Com") and <<www.rx-pro.com>> ("Rx-Pro.Com").

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

         Rx-Pro.Com is an Internet-based information source for health professionals and patients. Doctors, nurses, pharmacists and other health professionals and institutions can have partial or full access to Rx-Pro's extensive databases. Complete drug information including indications, contra-indications and side effects are available on the Web site. There is also full and partial patient charting available through this highly secured Web site. The Company plans for Rx-Pro.Com to incorporate an online pharmacy store which will offer online shopping and information for consumers (including physicians, other health care providers and patients) in the following product categories: (i) prescription drugs, (ii) non-prescription drugs, (iii) durable medical equipment, (iv) personal care products, (v) disease state management books, and (vi) other health and beauty products customarily sold by retail pharmacies. Both the HospiceRx.Com and Rx-Pro.Com Web sites are currently in the testing phase and are not fully operational.

                  Dougherty's Pharmacy, Inc.

         On December 30, 1999, the registrant acquired all of the issued and outstanding stock of Dougherty's Pharmacy, Inc., a privately held Texas corporation ("Dougherty's"). The acquisition was closed pursuant to the terms of that certain Share Exchange Agreement between the registrant and The Park Family Limited Partnership, a Texas limited partnership and the sole shareholder of Dougherty's (the "Partnership"), which was executed on December 30, 1999. In the acquisition, the Partnership received an aggregate of 45,000 shares of Series A Preferred Stock in exchange for all of the issued and outstanding shares of Dougherty's. As a result of the transaction, Dougherty's is now a wholly-owned subsidiary of the registrant.

         Messrs. Joe B. Park and Jay H. Park are the sole limited partners of the Partnership, with Joe B. Park owning a 54.45% interest in the Partnership and Jay H. Park owning a 44.55% interest in the Partnership. The sole general partner of the Partnership is Park GP, Inc., a Texas corporation, which owns a 1% interest in the Partnership. Park GP, Inc. is owned by Messrs. Joe B. Park and Jay H. Park. Messrs. Joe B. Park and Jay H. Park are brothers.

         Dougherty's, founded in 1929, operates two retail pharmacies in the Dallas, Texas, area. In addition to prescription drugs and services, Dougherty's retail pharmacies offer a broad range of over-the-counter medications, supplies and equipment, health and beauty aids, cosmetics, gifts, greeting cards and other general merchandise.

         Plan of Operation

         Prior to the closing of the Reverse Acquisition, the registrant had virtually no assets or ongoing operations since 1997. As a result of the closing of the Reverse Acquisition, the business of the Company is the acquisition, development and operation of both Internet-based and non Internet-based retail pharmacies. The Company plans to satisfy its cash requirements for the next twelve months principally with revenue from operations. The Company also anticipates that it will obtain a line of credit for working capital requirements and a term loan to fund acquisitions. The Company may seek additional funding from private sources. The Company is currently engaged in preliminary discussions with a financial institution concerning such loans.

As a result of the acquisitions of Rx-Pro and Dougherty's, to date the number of employees of the Company has increased significantly, from none to approximately
105. Furthermore, the number of Company employees may have further significant increases in the event the Company is able to make additional acquisitions of retail pharmacies. There can be no assurances that the Company will be able to acquire any retail pharmacies in the next twelve months or thereafter or that there will be any significant increases in the current number of employees.

Year 2000 Compliance

         The Company depends on computer systems and other chip-based devices for the continuing conduct of its business. To date, the Company is not aware of any material Year 2000 ("Y2K") problems within the Company, or with any third party upon which the Company depends in any significant way, that will result in any material impact on the Company's results of operations and financial position. The Company, however, will continue to monitor computer systems and other chip-based devices to ensure that Y2K issues, if any, are detected and corrected in a timely manner. In addition, due diligence with any potential acquisition candidate will include a review of any Y2K issues.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Authorization, Designation and Issuance of Preferred Stock

         On October 12, 1999, at the registrant's special meeting of shareholders, the shareholders approved an amendment to the registrant's Articles of Incorporation to increase the number of authorized shares of capital stock from 750,000,000 to 1,000,000,000 and create a new class of 250,000,000 shares of Preferred Stock having a par value of $.001 per share (the "Preferred Stock"), with respect to which the Board shall have authority to issue such Preferred Stock in series and to fix, from time to time, the number, designation, powers, preferences, and rights of the shares of Preferred Stock in each series. The amendment was filed with the Colorado Secretary of State on October 19, 1999. The number of authorized shares of the registrant's Common Stock, par value $.0001 per share ("Common Stock"), remains 750,000,000 shares pursuant to the amendment.

         In connection with the Reverse Acquisition of the registrant by the Selling Shareholders, the registrant issued shares of newly designated Series A Preferred Stock. The rights and preferences of the Series A Preferred Stock are as follows:

          (i) Holders of the Series A Preferred Stock may convert one share of Series A Preferred Stock for ten (10) shares of the registrant's $.0001 par value Common Stock, at any time after June 30, 2001, upon delivery of the preferred shares certificate, duly endorsed, to the offices of the registrant's transfer agent;

         (ii) Holders of the Series A Preferred Stock will not be entitled to receive any dividends;

         (iii) In case of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the registrant, the holders of the Series A Preferred Stock will be entitled to receive out of the assets of the registrant which are available for payment to shareholders, before any amount is paid or distributed among the holders of Common Stock, liquidating distributions in the amount of $10.00 per share. If, upon any liquidation, dissolution or winding up of the registrant, the amount payable with respect to the Series A Preferred Stock, and any other stock ranking as to any such distribution on a parity with the Series A Preferred Stock is not paid in full, the holders of the Series A Preferred Stock, and of such other stock, will share ratably in any such distribution of assets in proportion to the full respective preferential amounts to which they are entitled. After payment of the full amount of the liquidating distribution to which they are entitled, the holders of the shares of Series A Preferred Stock will not be entitled to any further right or claim to any of the remaining assets of the registrant;

         (iv) In the event that the registrant shall at any time subdivide or combine in a greater or lesser number of shares, the outstanding shares of Common Stock, the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock shall be proportionately increased in the case of subdivision or decreased in the case of a combination, effective in either case at the close of business on the date when such subdivision or combination shall become effective;

         (v) In the event that the registrant shall be recapitalized, consolidated with or merged into any other corporation, or shall sell or convey to any other corporation all or substantially all of its property as an entirety, provision shall be made as part of the terms of such recapitalization, consolidation, merger, sale or conveyance so that any holder of Series A Preferred Stock may thereafter receive in lieu of the Common Stock otherwise issuable to him upon conversion of his Series A Preferred Stock or the same kind and amount of securities or assets as may be distributable upon such recapitalization, consolidation, merger, sale or conveyance, with respect to the Common Stock of the registrant;

         (vi) In the event the registrant shall at any time pay to the holders of Common Stock a dividend in Common Stock, the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock shall be proportionately increased, effective at the close of business on the record date for determination of the holders of Common Stock entitled to such dividend;

         (vii) In the event that the registrant shall at any time pay any dividend or make any other distribution on its Common Stock in property, other than in cash or in Common Stock of the registrant, then provision shall be made as part of the terms of such dividend or distribution that the holder of any Series A Preferred Stock surrendered for conversion after the record date for determination of holders of Common Stock entitled to such dividend or distribution shall be entitled to receive the same kind and the same proportionate share of such property which he would have been entitled to receive had such Series A Preferred Stock been converted immediately prior to such record date;

         (viii) Such adjustments shall be made successively if more than one event listed in the preceding paragraphs (iv), (v), (vi), and
                  (vii) shall occur;

         (ix) The registrant is not obligated to redeem the Series A Preferred Stock;

         (x) At every meeting of the shareholders of the registrant, holders of the Series A Preferred Stock shall be entitled to ten (10) votes for each share of Series A Preferred Stock standing in their name on the books of the registrant;

         (xi) The Series A Preferred Stock and any other stock having voting rights, including without limitation the Common Stock, shall vote together as one class; and

         (xii) The holders of the Series A Preferred Stock have no preemptive rights.

         The Selling Shareholders received in the aggregate 2,567,816 shares of Series A Preferred Stock in the Reverse Acquisition. In addition, (i) each of the Marich Family Trust and the Rambin Family Trust exchanged 1,000,000 shares of Common Stock owned by such trusts for 100,000 shares of Series A Preferred Stock, respectively, and (ii) Mr. James C. Rambin, a former officer and current director of the registrant, received 50,000 shares of Series A Preferred Stock in satisfaction of a contingent bonus granted by the registrant during the 1998 fiscal year. Furthermore, the registrant issued: (i) 20,000 shares of Series A Preferred Stock to a former attorney of the registrant for past services rendered (unrelated to the Reverse Acquisition) in full satisfaction of an option granted to the attorney for 200,000 shares of the registrant's Common Stock, and (ii) 2,750 shares of Series A Preferred Stock to a consultant of the registrant who provided consulting services in connection with the registrant's evaluation of various business strategies after the registrant's operations ceased in fiscal 1997.

         The registrant issued in the aggregate 152,500 shares of Series A Preferred Stock in connection with the acquisition of Pre-Merger Rx-Pro and Dougherty's (the "Subsequent Acquisitions"). The information set forth in "Item 2 - Management's Discussion and Analysis or Plan of Operation -- Subsequent Acquisitions" is incorporated herein by reference. As of the date hereof, there currently are 2,993,066 shares of Series A Preferred Stock issued and outstanding and 4,419,551 shares of Common Stock issued and outstanding.

         The issuance and sale of the Series A Preferred Stock in connection with the Reverse Acquisition and the Subsequent Acquisitions have had the following effects on the holders of Common Stock. As an initial matter, the voting power held by the holders of Common Stock immediately prior to the Reverse Acquisition has been substantially diluted. As a result of the Reverse Acquisition and the Subsequent Acquisitions, the holders of the Series A Preferred Stock currently own approximately 87% of the votes entitled to be cast at any meeting of shareholders and the voting power of the holders of Common Stock has been reduced from 100% to approximately 13%.

         As an additional matter, in light of the liquidation preference of the Series A Preferred Stock, the holders of Common Stock will not be entitled to share in the registrant's assets upon liquidation, dissolution or winding up of the assets of the registrant until the Series A Preferred Stock preference has been fully satisfied as to all outstanding shares of Series A Preferred Stock. It should also be noted that, although the Series A Preferred Stock is not entitled to any dividends, such shares may be converted into shares of Common Stock at any time after June 30, 2001, and will then be entitled to share in any dividends declared and paid by the registrant.

         The issuances of the Series A Preferred Stock to the Selling Shareholders in the Reverse Acquisition and the shareholders of Pre Merger Rx-Pro and Dougherty's in the Subsequent Acquisitions (the "Sellers") were made by the registrant in reliance on the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended. The registrant believes the Section 4(2) exemption from registration was available for each of such transactions based upon the established criteria for effecting a private offering by virtue of the following facts, among others: (i) the Sellers had access to the type of information that would be included in a registration statement, (ii) the Sellers have adequate financial means to bear the risk of an investment in the registrant and can be described as sophisticated, (iii) the Sellers were the only offerees in the transactions, (iv) the definitive transaction documents in each of such transactions contain restrictions on resale of the Series A Preferred Stock issued by the registrant to the Sellers, and (v) no underwriters were involved nor were any underwriters' commissions paid in connection with the transactions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The registrant held a special meeting of shareholders on October 12, 1999. At that meeting, the shareholders were presented with proposals with respect to: (i) the approval and ratification of the Stock Purchase Agreement and the transactions contemplated thereunder, and (ii) the approval of the amendment to the registrant's Articles of Incorporation to (a) change the name of the registrant to "Park Pharmacy Corporation", and (b) to increase the number of authorized shares of capital stock from 750,000,000 to 1,000,000,000 and create a new class of Preferred Stock having a par value of $.001 per share, with the number of authorized shares of Common Stock to remain 750,000,000 shares and the number of authorized shares of Preferred Stock to be 250,000,000. The results of the vote of the shareholders at the special meeting are set forth below with respect to each of the proposals presented.

(i) With respect to the proposal to approve and ratify the Stock Purchase Agreement and the transactions contemplated thereunder, shares of Common Stock were voted as follows: the number of votes cast for such proposal was 4,288,873; the number of votes cast against such proposal was 1,920; the number of votes abstaining was 5,632; and the number of broker non-votes was 2,123,126.

(ii) With respect to the proposal to amend the Articles of Incorporation to (a) change the name of the registrant to "Park Pharmacy Corporation", and (b) to increase the number of authorized shares of capital stock from 750,000,000 to 1,000,000,000 and create a new class of Preferred Stock having a par value of $.001 per share, with the number authorized shares of Common Stock to remain 750,000,000 shares and the number of authorized shares of Preferred Stock to be 250,000,000, shares of Common Stock were voted as follows: the number of votes cast for such proposal was 4,286,834; the number of votes cast against such proposal was 3,427; the number of votes abstaining was 6,164; and the number of broker non-votes was 2,123,126.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports Submitted on Form 8-K:

                  (1) A report on Form 8-K was filed on October 27, 1999, reporting on the closing of the Reverse Acquisition of the Company by the Selling Shareholders.

                  (2) A report on Form 8-K was filed on January 5, 2000, reporting on the closing of the acquisition of Rx-Pro.Com, Inc.

                  (3) A report on Form 8-K was filed on January 14, 2000, reporting on the closing of the acquisition of Dougherty's Pharmacy, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PARK PHARMACY CORPORATION


Date: February 14, 2000            /s/ THOMAS R. BAKER
      --------------------------------------------------------------------------
                                       Thomas R. Baker, President and
                                              Chief Executive Officer


Date: February 14, 2000            /s/ GWENDOLYN PARK
      --------------------------------------------------------------------------
                                       Gwendolyn Park, Secretary and Treasurer

                                INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------
2,10(1)        Stock Purchase Agreement dated March 9, 1999, among the Company,
               Park Pharmacy Corporation, Joe B. Park, Thomas R. Baker and David
               W. Frauhiger

2.1,10.1(2)    Agreement and Plan of Merger among Park Pharmacy Corporation, a
               Colorado corporation, Park Pharmacy Corporation, a Texas
               corporation, Rx-Pro.Com, Inc., a Texas corporation, and the
               Selling Shareholders identified therein

2.2,10.2(3)    Share Exchange Agreement between Park Pharmacy Corporation and
               The Park Family Limited Partnership

3.1.1(4)       Articles of Incorporation and Amendment to Articles of
               Incorporation

3.1.2(5)       Articles of Amendment to Articles of Incorporation

3.1.3(6)       Articles of Amendment to Articles of Incorporation

3.2(7)         Bylaws

27(8)          Financial Data Schedule

(1) Incorporated herein by reference to Annex A in the Company's Definitive Proxy Statement filed on September 7, 1999, with the Securities and Exchange Commission.

(2) Incorporated herein by reference to Exhibit 10.1 in the Company's Form 8-K filed on January 5, 2000, with the Securities and Exchange Commission.

(3) Incorporated herein by reference to Exhibit 10.1 in the Company's Form 8-K filed on January 14, 2000, with the Securities and Exchange Commission.

(4) Incorporated herein by reference to Exhibit 3(a) in the Company's Registration Statement on Form S-18 filed on August 8, 1986, with the Securities and Exchange Commission.

(5) Incorporated herein by reference to Exhibit 3.1.2 in Amendment No. 2 to the Company's Annual Report on Form 10-KSB filed on August 4, 1999, with the Securities and Exchange Commission.

(6) Incorporated herein by reference to Annex B in the Company's Definitive Proxy Statement filed on September 7, 1999, with the Securities and Exchange Commission.


(7) Incorporated herein by reference to Exhibit 3(b) in the Company's Registration Statement on Form S-18 filed on August 8, 1986, with the Securities and Exchange Commission.

(8)      Filed herewith.