Form 10QSB
period 2000-03-31
PARK PHARMACY CORP
filed 2000-05-12
CIK 798539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                        ----------------    ------------------

Commission File Number          000-15379
                        --------------------------


                            Park Pharmacy Corporation
           ----------------------------------------------------------
           (Exact Name of Small Business as Specified in its Charter)


                  Colorado                                   841029701
       ------------------------------                 ----------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                 Identification Number)

               10711 Preston Road, Suite 250, Dallas, Texas 75230
               --------------------------------------------------
                     Address of Principal Executive Offices

                                 (214) 692-9921
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

                                                   Yes    No
                                                      ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,419,551
                                          ----------

Transitional Small Business Disclosure Format (check one):  Yes    No
                                                               ---    ---

                                TABLE OF CONTENTS


                                      PART I - FINANCIAL INFORMATION

                                                                                                 Page
Item 1.           Financial Statements

                  Consolidated balance sheet - March 31, 2000 (unaudited)                         1

                  Consolidated statements of operations (unaudited) - three
                  months ended March 31, 2000 and 1999 and nine months ended
                  March 31, 2000 and 1999                                                         2

                  Consolidated statements of cash flows (unaudited) - nine
                  months ended March 31, 2000 and 1999                                            3

                  Notes to consolidated financial statements                                      4

Item 2.           Management's Discussion and Analysis or Plan of Operation                       6


                                       PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                8

Signature Page                                                                                    9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2000

                                     ASSETS


CURRENT ASSETS:
   Cash                                                                        $   535,434
   Accounts receivable                                                           2,458,733
   Inventories                                                                   1,711,426
   Prepaid expense                                                                  34,378
                                                                               -----------
                  Total current assets                                           4,739,971

FIXED ASSETS, net of $668,100 accumulated depreciation                             969,469

GOODWILL, net of $63,790 accumulated amortization                                1,212,025

PROPRIETARY SOFTWARE RIGHTS, net of $50,000 accumulated amortization               950,000

OTHER ASSETS:
   Acquisition deposits and related costs                                          652,164
   Deferred financing costs                                                        263,910
   Other                                                                            41,821
                                                                               -----------
                  Total other assets                                               957,895
                                                                               -----------

                  Total assets                                                 $ 8,829,360
                                                                               ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $ 2,378,800
   Note payable and current portion of long-term debt                            1,381,031
                                                                               -----------
                  Total current liabilities                                      3,759,831

LONG-TERM DEBT, net of current portion                                             281,478

SHAREHOLDERS' EQUITY:
   Preferred stock, liquidation value of approximately $29,830,000                   2,983
   Common stock                                                                        442
   Additional paid-in capital                                                    4,759,884
   Accumulated deficit                                                            (175,258)
   Unearned compensation-restricted stock award                                    200,000
                                                                               -----------
                  Total shareholders' equity                                     4,788,051
                                                                               -----------

                           Total liabilities and shareholders' equity          $ 8,829,360
                                                                               ===========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                             MARCH 31,                                     MARCH 31,
                                                -----------------------------------           -----------------------------------
                                                    2000                   1999                   2000                   1999
                                                ------------           ------------           ------------           ------------

SALES                                           $  5,250,098           $         --           $  5,250,098           $         --

COST OF GOODS SOLD                                 3,491,450                     --              3,491,450                     --
                                                ------------           ------------           ------------           ------------
         Gross profit                              1,758,648                     --              1,758,648                     --

COSTS AND EXPENSES:
   Selling, general and administrative
      expenses                                     1,463,724                 19,062              1,564,574                 55,722
   Depreciation and amortization                     148,295                    592                149,478                  1,776
                                                ------------           ------------           ------------           ------------
         Total costs and expenses                  1,612,019                 19,654              1,714,052                 57,498

         Operating income (loss)                     146,629                (19,654)                44,596                (57,498)

MERGER AND ACQUISITION COSTS                              --                 (7,834)               (71,731)               (22,854)

INTEREST EXPENSE                                     (11,235)                    --                (11,235)                    --
                                                ------------           ------------           ------------           ------------

INCOME (LOSS) BEFORE TAXES                           135,394                (27,488)               (38,370)               (80,352)

INCOME TAX EXPENSE                                   (85,000)                    --                (26,000)                    --
                                                ------------           ------------           ------------           ------------

NET INCOME (LOSS)                               $     50,394           $    (27,488)          $    (64,370)          $    (80,352)
                                                ============           ============           ============           ============

NET INCOME (LOSS) PER SHARE, basic              $        .01           $       (.01)          $       (.01)          $       (.02)
                                                ============           ============           ============           ============

NET INCOME (LOSS) PER SHARE, diluted            $         --           $       (.01)          $       (.01)          $       (.02)
                                                ============           ============           ============           ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING, basic                            4,419,000              4,419,000              4,419,000              4,419,000
                                                ============           ============           ============           ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING, diluted (Note 7)                34,260,000              4,419,000              4,419,000              4,419,000
                                                ============           ============           ============           ============







       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  ---------------------------------
                                                                                      2000                 1999
                                                                                  -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                       $   (64,370)          $   (80,352)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
       Depreciation and amortization                                                  149,478                 1,776
       Increase in accounts receivable, inventories and prepaid expenses             (500,253)                   --
       Increase in accounts payable and accrued expenses                              496,855                95,730
       Other                                                                           59,917               (16,154)
                                                                                  -----------           -----------
                  Net cash (used in) provided by operating activities                 141,627                 1,000

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                         (174,237)                   --
   Acquisition deposits and related costs                                            (652,164)                   --
   Deferred financing costs                                                          (263,910)                   --
   Cash in acquired company                                                           511,900                    --
   Increase in other assets                                                           (39,151)                   --
                                                                                  -----------           -----------
                  Net cash used in investing activities                              (617,562)                   --

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from note payable and long-term debt                                    1,662,509                    --
   Repayment of notes payable                                                        (652,140)                   --
                                                                                  -----------           -----------
                  Net cash provided by financing activities                         1,010,369

NET INCREASE IN CASH                                                                  534,434                 1,000

CASH, beginning of period                                                               1,000                    --
                                                                                  -----------           -----------

CASH, end of period                                                               $   535,434           $     1,000
                                                                                  ===========           ===========

SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING ACTIVITY:

     In December 1999 the Company acquired two companies by issuing preferred stock, as described in Note 3.



       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED INFORMATION

     The balance sheet as of March 31, 2000 and the statements of operations for the three and nine month periods ended March 31, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2000 and the results of its operations for the three and nine months ended March 31, 2000 and 1999.

2.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying financial statements are those of Park Pharmacy Corporation ("the Company"), the shareholders of which acquired Power-Cell, Inc. in a reverse acquisition in October 1999. This transaction was accounted for as an acquisition by the Company of Power-Cell's net assets and a reorganization under Power-Cell's capital structure. In the transaction 2,567,816 shares of Series A Preferred Stock were issued to the Park shareholders and 50,000 shares of such stock was issued to satisfy an outstanding liability of Power-Cell. Each share of the Series A Preferred Stock is convertible into ten shares of the Company's common stock any time after June 30, 2001.

3.   ACQUISITIONS

     In December 1999, the Company acquired RX-Pro.Com, Inc. ("RX-Pro") and Dougherty's Pharmacy, Inc. ("Dougherty's"). Each acquisition has been accounted for by the purchase method. For accounting purposes, each acquisition is considered to be effective as of December 31, 1999, and the results of operations of the acquired entities are consolidated with the Company beginning on January 1, 2000.

     RX-Pro was acquired on December 21, 1999 for 97,500 shares of the Company's Series A Preferred Stock. The acquisition was recorded based on the quoted value of the underlying common stock. Identifiable assets and liabilities were recorded at their estimated fair values. The excess of the cost of the acquisition over the fair value of the net assets of $1,275,815 has been recorded as goodwill. RX-Pro was owned by three directors of the Company, one of whom is also a significant shareholder of the Company.

     Dougherty's was acquired on December 30, 1999 by issuance of 45,000 shares of Series A Preferred Stock. Dougherty's assets and liabilities were recorded at their historical cost basis due to common control between Dougherty's and the Company.

     The following pro forma information has been prepared as if the acquisitions of RX-Pro and Dougherty's had occurred at the beginning of the three month periods. Such information is not necessarily reflective of the actual results that would have occurred had the acquisitions occurred on those dates.


                                                THREE MONTHS
                                                   ENDED
                                                 MARCH 31,
                                     --------------------------------
                                         2000                1999
                                     -----------          -----------
Revenues                             $ 5,250,098          $ 4,146,877
Net income (loss)                         50,394              (35,340)
Net income (loss) per share                  .01                 (.01)

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   CREDIT FACILITY

     In March 2000, the Company entered into a credit facility with a bank. The credit facility provides for a $3,000,000 revolving line of credit and a term loan in the amount of $336,000. The revolving line of credit requires monthly payments of accrued interest and matures in February 2002. The term loan requires monthly payments of principal and unpaid interest until its maturity in March 2005. Borrowings under the credit facility accrue interest at the prime interest rate plus one percent and are collateralized by substantially all the Company's assets. Borrowings outstanding at March 31, 2000 were $1,662,509. The Company incurred costs of approximately $264,000 related to the credit facility, which will be amortized over the lives of the loans.

5.   SEGMENT INFORMATION

     The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in financial statements. The Company's business segments for the periods covered are comprised of Dougherty's, a retail pharmacy operation ("Pharmacy"), and RX-Pro, which operates Internet pharmacy websites ("Online Services").

     Summarized segment information as of and for the three month period ended March 31, 2000 is as follows:


                                  Pharmacy          Online Services           Other                 Total
                                 -----------          -----------           -----------           -----------

Total assets                     $ 6,241,545          $ 2,571,954           $    15,861           $ 8,829,360
                                 ===========          ===========           ===========           ===========

Sales                            $ 5,172,989          $    77,109           $        --           $ 5,250,098
                                 ===========          ===========           ===========           ===========

Operating income (loss)          $   292,411          $  (128,793)          $   (16,989)          $   146,629
                                 ===========          ===========           ===========           ===========

     Information for the six month period prior to March 31, 2000 and the three and nine month periods ended March 31, 1999 has not been provided because the Company consisted principally of corporate operations in those periods and did not engage in either of the operating segments during such periods.

6.   SUBSEQUENT ACQUISITION

     On April 1, 2000, the Company acquired Total Pharmacy Supply, Inc. ("Total") for 41,515 shares of the Company's Series A Preferred Stock (subject to a hold-back of 4,151 shares of Series Preferred Stock for potential indemnification claims). In connection with the acquisition, the Company repaid approximately $535,000 of Total's debt in March 2000 and incurred approximately $117,000 in costs related to the acquisition.

7.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (EPS) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilution is not assumed to occur when the effect would be anti-dilutive (e.g. reduce loss per share). Included in the diluted weighted average shares calculation are 29,841,000 shares represented by 2,984,000 shares of Series A Preferred Stock which include conversion restrictions. These shares may not be converted into common shares prior to June 2001, and 2,263,700 of those shares (representing 22,637,000 underlying common shares) can be converted only ratably over a twenty year period beginning in 2002, in accordance with Rule 144 of the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical facts, including statements about plans and expectations regarding businesses and opportunities, demand and acceptance of new and existing businesses, capital resources and future financial condition and results are forward-looking. Forward- looking statements involve risks and uncertainties, which may cause the Company's actual results in future periods to differ materially and adversely from those expressed. These risks and uncertainties include competition, changing consumer preferences, lack of success of new businesses, and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         Except as otherwise indicated, references to the "Registrant" refer to Park Pharmacy Corporation, a Colorado corporation, and reference to the "Company" refer to the Registrant and its wholly-owned subsidiaries, Rx-Pro.Com, Inc. ("Rx-Pro"), a Texas corporation, Dougherty's Pharmacy, Inc., a Texas corporation ("Dougherty's"), and Total Pharmacy Supply, Inc., a Texas corporation ("Total"). The terms "fiscal year" and "fiscal" refer to the Company's fiscal year which is the year ending June 30 of the calendar year mentioned (e.g., a reference to fiscal 1999 is a reference to the fiscal year ending June 30, 1999).

         Plan of Operation

         Prior to October 19, 1999, the Registrant had virtually no assets or ongoing operations since 1997, and it had no revenues from operations during the fiscal years ending June 30, 1998 and 1999. On October 19, 1999, the Registrant completed the reverse acquisition described below (the "Reverse Acquisition"). As a result of the closing of the Reverse Acquisition, the business of the Registrant became the acquisition, development and operation of both Internet-based and non Internet-based retail pharmacies.

         In order to satisfy its cash requirements for the next twelve months, the Company entered into a Loan Agreement (the "Loan Agreement") dated March 6, 2000 by and between Bank of Texas, N.A., as lender (the "Bank"), and the Registrant, Rx-Pro, and Dougherty's, as co-borrowers (collectively, the "Co-Borrowers"). Pursuant to the terms and conditions of the Loan Agreement, the Co-Borrowers (i) received a $3,000,000 revolving line of credit from the Bank, and (ii) received a $336,000 five-year term loan from the Bank. The Company also intends to use revenue from operations to satisfy its cash requirements for the next twelve months, and the Company may seek additional funding from private sources.

         The Company intends to make future acquisitions of businesses compatible with the Company's Internet-based and non Internet-based retail pharmacies. The Company intends to fund such acquisitions primarily by issuing shares of its Series A Preferred Stock in exchange for the business to be acquired. The Company may use cash in addition to the Series A Preferred Stock in certain situations, but does not anticipate more than 20% of the purchase price of any target company to be paid in cash. Such acquisitions may include the purchase of significant equipment and trade fixtures.

         As a result of the acquisitions described below, the Company now has over 100 employees. The number of Company employees may significantly increase in the event the Company is able to make additional acquisitions.

         The Reverse Acquisition and the subsequent acquisitions made pursuant to the Company's Plan of Operation are briefly described below.

         The Reverse Acquisition

         On October 19, 1999, the Reverse Acquisition of the Registrant by the shareholders of Park Pharmacy Corporation, a Texas corporation ("Park TX"), was completed. Pursuant to the Reverse Acquisition, (i) the Registrant acquired all of the stock of Park (TX) with Park (TX) becoming a wholly-owned subsidiary of the Registrant, and (ii) the Registrant issued to the shareholders of Park (TX) shares of newly designated Series A Preferred Stock, par value $.001 per share ( "Series A Preferred Stock"), of the Registrant in exchange for their shares of Park (TX). As part of the transaction, the Registrant filed Articles of Amendment to its Articles of Incorporation which created a new class of "blank check" Preferred Stock and changed the Registrant's corporate name to "Park Pharmacy Corporation." The Articles of Amendment were approved by the shareholders of the Registrant at the October 12, 1999 meeting. The Reverse Acquisition is further described in the Registrant's Form 10-Q filed for the quarterly period ended December 31, 1999, and in the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 27, 1999.

         Subsequent Acquisitions

                  Acquisition of Rx-Pro

         On December 21, 1999, the Registrant acquired Rx-Pro.Com, Inc., a Texas corporation ("Pre-Merger Rx-Pro"). The acquisition was structured as a merger pursuant to which Pre Merger Rx-Pro was merged with and into Park (TX). Pursuant to the terms of the merger, Park (TX) was the surviving company and continues to be a wholly-owned subsidiary of the Registrant. Park (TX) changed its name to "Rx-Pro.Com, Inc." in the merger. The shareholders of Pre-Merger Rx-Pro received an aggregate of 97,500 shares of Series A Preferred Stock in the merger. The acquisition of Rx-Pro is further described in the Registrant's Form 10-Q filed for the quarterly period ended December 31, 1999, and in the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 5, 2000.

                  Acquisition of Dougherty's

         On December 30, 1999, the Registrant acquired all of the issued and outstanding stock of Dougherty's Pharmacy, Inc., a privately held Texas corporation ("Dougherty's"). In the acquisition, the sole shareholder of Dougherty's received an aggregate of 45,000 shares of Series A Preferred Stock in exchange for all of the issued and outstanding shares of Dougherty's. As a result of the transaction, Dougherty's is now a wholly-owned subsidiary of the Registrant. The acquisition of Dougherty's is further described in the Registrant's Form 10-Q filed for the quarterly period ended December 31, 1999, and in the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 14, 2000.

                  Acquisition of Total

         Effective April 1, 2000, the Registrant acquired all of the issued and outstanding stock of Total. The acquisition was structured as a merger pursuant to which Total Acquisition Corporation, a Texas corporation and wholly-owned subsidiary of the Registrant, was merged with and into Total. Pursuant to the terms of the merger, Total was the surviving company and became a wholly-owned subsidiary of the Registrant. The shareholders of Total received an aggregate of 41,515 shares of Series A Preferred Stock in the merger, of which 4,151 shares were held back by Registrant pursuant to a holdback agreement between the parties in order to satisfy potential indemnification claims brought by the Registrant in connection with the acquisition. The acquisition of Total is further described in the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 14, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports Submitted on Form 8-K:

                  (1) A report on Form 8-K was filed on January 5, 2000, reporting on the closing of the acquisition of Rx-Pro.

                  (2) A report on Form 8-K was filed on January 14, 2000, reporting on the closing of the acquisition of Dougherty's.

                  (3) A report on Form 8-K was filed on April 14, 2000, reporting on the closing of the acquisition of Total.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PARK PHARMACY CORPORATION


Date: May 12, 2000               /s/ Thomas R. Baker
                                ----------------------------------------------
                                Thomas R. Baker, President and Chief Executive Officer


Date: May 12, 2000               /s/ Gwendolyn Park
                                ----------------------------------------------
                                Gwendolyn Park, Secretary and Treasurer

                                INDEX TO EXHIBITS


EXHIBIT                             DESCRIPTION
-------                             -----------

10.1 Loan Agreement dated March 6, 2000 by and between the Bank and the Registrant, Rx-Pro, and Dougherty's.

27       Financial Data Schedule.