Form 10KSB
period 2000-06-30
PARK PHARMACY CORP
filed 2000-09-28
CIK 798539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to _____________

                Commission file number 000-15379

                    PARK PHARMACY CORPORATION
              (formerly known as Power-Cell, Inc.)
         (Name of small business issuer in its charter)

           Colorado                        84-1029701
(State or other jurisdiction        (I.R.S. Employer incorporation
        organization                      or Identification No.)

                       10711 Preston Road
                            Suite 250
                        Dallas, TX  75230
            (Address of principal executive offices)
                           (Zip Code)

            Issuer's telephone number (214) 692-9921

 Securities registered under Section 12(b) of the Exchange Act:
                              None

 Securities registered under Section 12(g) of the Exchange Act:
                 Common Stock, $0.0001 par value
                        (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $11,477,179.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 26, 2000 was approximately $3,548,248 based on the average of the registrant's bid and ask price on the OTC Bulletin Board. Shares held by non-affiliates were determined using beneficial ownership rules adopted pursuant to Schedule 13 of the Exchange Act, and exclude stock owned by directors, officers and ten percent stockholders, some of which may not be held to be affiliates upon judicial determination.

     The number of shares outstanding of each of the issuer's classes of common equity as of September 26, 2000 was 4,529,551.

               DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of Park Pharmacy Corporation's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange
Commission on or before October 30, 2000.

                   FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors, (b) changes in government regulation of the pharmacy industry, (c) changes in the reimbursement costs or policies of private insurance companies or federally-funded insurance programs, (d) our failure to manage its growth and integrate businesses acquired or to be acquired, and (e) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements made herein, or incorporated by reference into this Annual Report on Form 10-KSB or in any document or statement referring to this Annual Report on Form 10-KSB.

PART I

Item 1.   BUSINESS

COMPANY OVERVIEW

Introduction

     General. Our company, Park Pharmacy Corporation, is a holding company based in Dallas, Texas, that is engaged, through its subsidiaries, in retail pharmacy, institutional pharmacy, infusion pharmacy, wholesale pharmacy distribution and Internet pharmacy and physician services. Through Dougherty's Pharmacy ("Dougherty's") in North Dallas and Raven's Pharmacy ("Raven's") in Oak Cliff, a Dallas suburb, we offer traditional independent pharmacy services, including prescriptions, over-the-counter drugs, durable medical equipment, cosmetics, gifts and sundries. Our subsidiary, Total Pharmacy Supply, Inc. ("TPS"), is a national wholesale supplier of non-drug products for independent drug stores and grocery chains. Through Dougherty's Homecare Infusion ("DHI") and Park Infusion Services LP ("Park Infusion"), we supply enteral nutrition, total parenteral nutrition, antibiotic therapy, chemotherapy and other infusion products and services to home healthcare and hospice patients throughout North Texas. Dougherty's Homecare Pharmacy ("Homecare") is an institutional pharmacy fulfilling prescriptions for nursing homes and assisted living facilities in North Texas. Our subsidiary, Rx-Pro.Com, Inc. is a provider of pharmacy and related application services via the Internet to physicians and pharmacies.

     We believe that a significant market exists for high-end, technical pharmacy services such as compounded prescriptions, intravenous infusion, injectables and pain management products that are not typically offered by chain drug stores, grocery pharmacies or mass merchandise pharmacies. Specifically, we believe that opportunities exist to acquire independent pharmacies that provide these high-end services, but whose owners face limited viable exit strategies. As a result, we intend to acquire highly profitable, independent pharmacies that either 1) specialize in technical pharmacy operations such as infusion or compounding, among others, 2) dominate their markets in niche services such as hospice care, oncology or AIDS, among others, or
3) are geographically attractive and offer the opportunity to implement additional lines of business such as infusion, compounding, durable medical equipment, institutional pharmacy and the like. We also intend to expand the operations and market presence of our Internet subsidiary, Rx-Pro.Com, Inc. through the hiring of personnel across several disciplines and the implementation of a regional marketing strategy to grow the business.

     Our business address is 10711 Preston Road, Suite 250, Dallas, Texas 75230 and our telephone number is (214) 692-9921. Our Web site is www.parkrxcorp.com.
     Background. On March 9, 1999, the shareholders of Park Pharmacy Corporation, a privately-held Texas corporation ("Park-Texas"), entered into a stock purchase agreement with Power-Cell, Inc., a publicly-held Colorado corporation that was incorporated in 1986 but had been inactive since 1997, for the acquisition by Power-Cell of all the issued and outstanding shares of capital stock of Park-Texas in exchange for shares of a newly authorized and designated series of preferred stock of Power-Cell. Upon the closing of the acquisition, which was approved by Power-Cell's shareholders on October 12, 1999: 1) Park-Texas became a wholly-owned subsidiary of Power-Cell, 2) Park-

Texas' shareholders gained voting control over 80% of the issued and outstanding capital stock of Power-Cell, and 3) Park-Texas' designees comprised five of the six members of the board of directors. Immediately following the reverse acquisition, Power-Cell was renamed to Park Pharmacy Corporation.

     Park-Texas undertook the reverse acquisition in order to improve access to the capital markets and to use publicly traded stock as currency in acquiring independent pharmacies. Additionally, the public vehicle affords our current and future shareholders greater liquidity than would otherwise be available as a private company.

     Prior to October 19, 1999, we were a non-operating public company. From October 19, 1999 to December 31, 1999, we were essentially a developmental-stage company with a plan of operation to acquire independent pharmacies in Texas and the southern United States.

     Since December of 1999, we have completed four acquisitions in the pharmacy business. On a consolidated, unaudited basis, we anticipate that the companies we now own will generate for fiscal 2001 annual revenue of approximately $32 million and earnings before interest, taxes, depreciation and amortization ("EBITDA") of roughly $2.0 million.

Regulatory Environment

     Retail Pharmacy. Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies are also registered with the federal Drug Enforcement Agency. Additionally, our pharmacies must be approved by the Health Care Financing Administration as providers under Medicare and by state governmental agencies responsible for Medicaid. Because of these licensing and registration requirements, we must comply with various statutes, rules and regulations, which, if violated, could result in a suspension or revocation of those licenses or registrations.

     Participants in the healthcare industry are subject to frequently changing, and often confusing, regulation at federal, state and local levels. Providers, payors, and plans are also subject to a variety of laws and regulations that could affect their business relationships with us. Federal and state laws regulating health insurance, health maintenance organizations and similar organizations, as well as employee benefit plans, are not uniform and cover a broad array of subjects, including confidentiality, financial relationships with vendors, mandated benefits, grievance and appeal procedures and others. Some federal and state so-called "fraud and abuse" laws may also limit or prohibit some financial relationships with out healthcare participants, including physician practices, hospitals and laboratories.

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. We cannot predict whether any federal or state healthcare reform legislation will eventually be passed, or the impact of any reform legislation on our financial position or results of operations. If implemented, healthcare reform could adversely affect the pricing of prescription drugs or the amount of reimbursement from governmental agencies and managed care payors, and consequently have adverse effects on us. However, to the extent healthcare reform expands the number of persons receiving healthcare benefits covering the purchase of prescription drugs, it may also result in increased purchases of such drugs and could thereby have a favorable impact on both our company and the retail drug industry in general. Nevertheless, there can be no assurance that any future federal or state healthcare reform legislation will not adversely affect our company or the retail drugstore industry generally.

     The Internet. The Internet and its associated technologies are also subject to changing government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare business-to-business commerce we are developing through our Rx-Pro subsidiary. Nonetheless, we believe that these laws and regulations may affect the following aspects of its services: patient medical record confidentiality and disclosure; electronic transmission of patient-identifiable information among healthcare participants; use of software to diagnose, cure, treat, mitigate or prevent disease; relationships and referral patterns among healthcare participants; and Internet-related issues, including security, privacy, encryption, pricing, content, intellectual property rights, contracting and selling over the Internet, distribution, scope of professional licensure and characteristics and quality of services. In particular, forthcoming federal regulations concerning "administrative simplification" of healthcare data will require us to adopt uniform formats and security measures concerning the information it communicates on behalf of our physicians and pharmacies.
These and other regulations may entail significant costs, although we anticipate our continuing development of our technology platform to be compatible with the developing standards.

     Over the past year, the U.S. House of Representatives Committee on Commerce and the General Accounting Office have been investigating online pharmacies and online prescribing. We believe that any regulations resulting from the investigations will likely result in increased reporting and monitoring requirements, which could increase our expenses. Other legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, electronic access and storage as well as the inclusion of prescription drugs as a Medicare benefit. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. Compliance with the new laws or regulations could increase our expenses.

     We are subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically.
This could have an adverse impact on our ability to gain and retain Internet customers.

     Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Internet businesses such as ours. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online and in particular companies that fill prescriptions or maintain medical or pharmaceutical records. The adoption or modification of laws or regulations relating to the Internet business could adversely affect our ability to attract and serve Internet customers.

Current Operations

     Retail Pharmacy. In December of 1999, we acquired Dougherty's Pharmacy, Inc., which has been in operation for over 70 years and currently operates Dougherty's in North Dallas and Raven's Pharmacy in Oak Cliff, a suburb of Dallas. After our acquisition of this company, the Dougherty's and Raven's pharmacies were separated into distinct legal entities. The Park family has operated Dougherty's since 1947 and Raven's since 1959.

     Dougherty's and Raven's are full-service pharmacies, offering a broad range of over-the-counter medications, supplies and equipment, health and beauty aids, cosmetics, gifts, greeting cards and other general merchandise. We are unique relative to chain drug stores, grocery pharmacies and mass merchandise pharmacies in providing technical products, particularly compounded drugs and infusion products. The specialized nature of these products yields above average pricing, and competition for these products is relatively limited.

     Infusion Pharmacy. Through Dougherty's Homecare Infusion, a division of Dougherty's, and Park Infusion, we have quickly developed a significant infusion presence in the North Texas region, the South Texas region and the Tampa/St. Petersburg area of Florida. DHI has been operating in Dallas since March 1997, and Park Infusion Services was formed in July 2000 to facilitate our August 2000 acquisition of three infusion pharmacies with locations in San Antonio, Texas; Dallas, Texas and St. Petersburg, Florida. DHI exclusively provides pharmacy services, while Park Infusion operates alternative-site suites adjacent to its pharmacies in order to manage more complex infusion procedures. The division's business is spread among numerous medical conditions, from chronic blood disorders, chronic pain, massive infections and cancer, among others. DHI's business is largely private insurance or private pay, and Park Infusion, alternatively, conducts a significant amount of managed care business and has well-established relationships with the managed care community.

     Institutional Pharmacy. Dougherty's Homecare Pharmacy, another division of Dougherty's, provides pharmacy services to nursing homes and assisted living facilities. Homecare purchases and dispenses in custom dose packs prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions to the nursing facility for administration to individual residents by the facility's nursing staff. Homecare typically services nursing homes within a 75-mile radius of its pharmacy location. Homecare maintains a 24-hour, on-call pharmacist service, 365 days per year, for emergency dispensing and delivery or for consultation with the facility's staff or the resident's attending physician.

     Wholesale Pharmacy Supply. In March of 2000, we acquired Total Pharmacy Supply, Inc. ("TPS") based in Arlington, Texas. TPS is a wholesale distributor of a variety of non-drug products utilized by pharmacies. These products include prescription packaging and containers, dispensing supplies and equipment, labels and forms, medication carts and canes, among many other products. TPS was pharmacies formed in 1989 and maintains a customer base of approximately 3,000 pharmacies, grocery stores, healthcare distributors, healthcare institutions and other pharmacy providers.

     Internet Pharmacy and Patient Charting. In December of 1999, we also acquired Rx-Pro.Com, Inc., a provider of Internet-based communications technology and information solutions for healthcare providers, including physicians and pharmacies. Rx-Pro offers professional-to-professional ("P-to-P") and professional-to-business ("P-to-B") services that connect physicians to pharmacies and other healthcare participants. Through Rx-Pro's application service platform, prescriptions are automatically processed through end-to-end integration between the physician, the insurance company, the pharmacy and the patient. As a subset of our pharmacy system, Rx-Pro has developed expertise in disease state management, through which we contract with disease state management organizations and offer a customized, tailored approach to pharmacy services through one central point of contact. Rx-Pro is also developing functionality for physicians to manage day-to-day clinical and administrative activities in a paperless, online environment, regardless of location.


PRODUCTS AND SERVICES

Retail Pharmacy

     Prescriptions. Prescription medications are our primary focus. Dougherty's and Raven's inventory both concurrently prescribed drugs as well as a substantial variety of pharmaceuticals that are not typically carried by chain drug stores, grocery pharmacies and mass merchandise pharmacies. Our ability to provide a full array of prescription medications has positioned us as a reliable provider of a wide range of prescription drugs that physicians and customers have come to trust.

     In addition to prescription drugs, we carry a full line of over-the-counter medications, along with nutriceutical (vitamin) supplements. As with our prescription drugs, our customers rely on Dougherty's and Raven's for our deep product offerings.

     Compounding. We provide custom formulating of prescription medications. This procedure creates higher prescription margins and fills a special need in the marketplace. Some of these products include antibiotic creams, suppositories, topical ointments and various other compounds used in pain management, wound care and other conditions.

     Durable Medical Equipment ("DME"). We offer for sale and lease, certain products that consist of patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as walkers and canes), bathroom safety items, wound care, and ostomy products. Our broad range of products provides patients who require either infusion or home healthcare services access to needed DME through a single source.

     Non-pharmaceutical Merchandise. We also offer a wide variety of other nationally advertised and private label non-prescription merchandise including health and beauty care, cosmetics, gifts, greeting cards, and other general merchandise. In addition, we offer a broad assortment of popular national brand over-the-counter drugs and other products related to dental care, foot care, vitamins and nutritional supplements, feminine hygiene, family planning and baby care. We provide a helpful environment that enables consumers to obtain product information from professional pharmacists and knowledgeable staff, and to benefit from other special features such as free home delivery, charge accounts and fax and copy machines for customer convenience.

Infusion Pharmacy

     Infusion therapy involves the intravenous, intramuscular or subcutaneous administration of nutrients, antibiotics or other medications to patients in their homes usually as a continuation of treatment initiated in the hospital. Through DHI and Park Infusion, we offer both traditional forms of medication delivery such as the "hanging bag", along with newer methods such as portable pumps that administer medication in periodic, measured doses, and injectibles that utilize "bulbs" to allow patients to administer drugs themselves through previously installed intravenous nodes.

     Historically, infusion therapy was confined to the hospital environment. However, with the development of portable technology and the expanded training and certification standards for registered infusion nurses, infusion procedures can be safely and effectively performed in the home setting, physician office and ambulatory infusion suite. As an example, chemotherapy was once administered primarily in the hospital setting but can now be administered by the patient at home via a bulb. As a result of such changes, infusion patients now enjoy greater freedom to maintain daily activities.

     At the same time that technology and nurse credentialling have improved, payors have encouraged the trend toward alternative-site and home infusion in order to reduce costs. The growing healthcare management practices of discouraging hospital treatment and discharging patients from hospitals earlier prior to complete recovery have shifted more treatment responsibility to the infusion pharmacist. Because patients are often more acute, infusion formulating and dosing is more complex, and infusion pharmacists must be skilled in addressing such complexities. Infusion therapy now plays a greater role in patient recovery outside the hospital.

     Our infusion products and services, provided through DHI and Park Infusion, are generally categorized as follows:

     Antibiotic Therapy. The infusion of antibiotic medications to treat various infections and diseases, such as bacterial arthritis, endocarditis, cellulitis, cystic fibrosis, fungal infections, Lyme disease, osteomyolitis, urinary tract infections and wound infections.

     Total Parenteral Nutrition ("TPN"). The infusion of balanced dietary nutrients, vitamins and electrolytes to patients unable to absorb nutrients through the digestive tract due to various gastrointestinal conditions. Conditions often treated with TPN include cancer, Chron's disease, HIV, cystic fibrosis and various nutritional disorders.

     Pain Management. The continuous or intermittent infusion of parenteral analgesics to patients experiencing severe, chronic pain, with conditions related to cancer, intractable pain, arthritis, chronic back or bone pain and AIDS.

     Chemotherapy. The infusion of oncolytic agents used in the treatment of various forms of cancer. Adjunct therapies often accompany chemotherapy, such as treatment for nausea, compromised blood factors, malnutrition and pain.

     Enteral Nutrition. The administration of dietary nutrients through a feeding tube directly into the digestive tract to patients unable to eat or drink normally. Conditions treated with enteral nutrition include esophageal reconstruction or cancer and traumatic injury to the gastrointestinal system.

     Hydration Therapy. The infusion of fluids to patients who have disease states that deplete the normal balance of fluids and/or electrolytes. Hydration therapy is usually a short-term treatment ranging from one to three days.

     While DHI and Park Infusion provide all of these products, a significant proportion of the business is concentrated in antibiotic therapy, TPN, pain management and chemotherapy.

Institutional Pharmacy

     Through Dougherty's Homecare, a division of Dougherty's, we provide prescriptions and other home healthcare products and services to patients residing in facilities such as extended care facilities, nursing homes, home hospices and assisted living centers. Our patients typically cover a variety of health conditions, and some of the products and services offered by Homecare offered include treatment in disease state management and pharmacy consulting. Prescription medications that are sold to these facilities are purchased by us at contracted prices that are usually lower than normal retail pharmacy.

     Upon receipt of a prescription, the relevant resident information is entered into Homecare's computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed. Generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or resident. We also provide therapeutic interchange, with physician approval, in accordance with the company's pharmaceutical care guidelines.

     Through Homecare, we provide a "unit dose" distribution system. Most of our prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are typically provided in 30-day supplies utilizing either a box unit dose system or unit dose punch card system. The unit dose system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves resident compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

     Homecare's drug distribution system is integral to our computerized medical records and documentation system. Homecare provides to the facility computerized medication administration records and physician's order sheets and treatment records for each resident. Data extracted from these computerized records are also formulated into monthly management reports on resident care and quality assurance. The computerized documentation system, in combination with the unit dose drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related hospitalizations.

Consultant Pharmacist Services

     Federal and state regulations mandate that nursing facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Homecare provides consultant pharmacist services that help clients comply with such federal and state regulations applicable to nursing homes. The services offered by Homecare's consultant pharmacists include: (i) conducting comprehensive, monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, which includes reviewing the resident's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participating on the Pharmacy and Therapeutics, Quality Assurance and other committees of client nursing facilities as well as staff meetings; (iii) monitoring and monthly reporting on facility-wide drug usage; (iv) developing and maintaining pharmaceutical policy and procedures manuals; and
(v) assisting the nursing facility in complying with state and federal regulations as they pertain to patient care.

Wholesale Pharmacy Supply

     Our subsidiary, Total Pharmacy Supply, Inc., is a national distributor of non-drug supplies that are essential to the operation of a pharmacy, such as prescription bottles, caps, labels, paper bags, medication cards, forms and prescription pads, dosing aids and pill containers, lab coats, shock-absorbing floor mats, walking canes and merchandising displays. TPS inventories a substantial array of products and is a one-stop source of non-drug supplies to the pharmacy industry.

     TPS has approximately 3,000 customers, which include independent drug stores, grocery pharmacies and other healthcare institutions. For a number of customers, TPS provides custom, private label products tailored to the customer's specific needs. TPS provides a high level of service in delivering its products in a timely manner.

Internet Pharmacy and Patient Charting

     Our subsidiary, Rx-Pro, has developed an Internet-based software system that is designed to assist physicians, pharmacies and other healthcare participants with providing effective and efficient healthcare on a daily basis. Rx-Pro designed the system to address known, recurring problems in the healthcare delivery process.

     Rx-Pro's system essentially moves much of the physician's office onto the Internet through a secure, private network, allowing physicians and office staff to verify patient insurance coverage, issue prescriptions, manage and track referral authorizations, maintain patient records, send and receive lab reports and images, and communicate via secure e-mail with other healthcare professionals, patients and suppliers. The Rx-Pro system creates a virtual medical office that is accessible by all healthcare professionals.

     Rx-Pro's prescription fulfillment system utilizes the Internet to streamline the prescription process, improve physician efficiency and increase customer satisfaction. The Rx-Pro system provides a streamlined delivery process for prescription drugs to provide "clean scripts" to the healthcare industry. At the heart of this system is a protected-access software system through which medication can be ordered by the physician and approved on a real-time basis, while building and maintaining patient care information and charts. Prescriptions are pre-scanned for clinical conflicts and insurance coverage before being electronically transmitted directly from the physician's office to the patient's pharmacy of choice via the Rx-Pro Internet server. The physician is prompted to address any conflicts prior to transmitting the prescription. Once the pharmacy receives the "clean", legible prescription, it can be quickly dispensed and delivered to the patient with no changes or callbacks to either the physician or insurance company. Through this system, we are able to dispense prescriptions nationally.
For a higher degree of care, Rx-Pro has established an affiliate network of 250 preferred pharmacies that deliver to the home on a same-day basis prescription medication over broad geographical areas in Texas and the Southwest with one central control point.

     Rx-Pro also contracts with disease state management organizations for pharmacy services. The primary benefit is providing the organization with a high level of service, designing and implementing customized pharmacy services that address the specific needs of the different disease states such as hospice care, heart disease, diabetes, asthma and cystic fibrosis. The service offerings include comprehensive care plans, ongoing monitoring and evaluation, and caregiver support resources and information.


CUSTOMERS

     We serve a variety of customers through our operations, ranging from individuals to physician practices to hospices to other independent pharmacies and healthcare institutions. With all of our subsidiaries, we attempt to manage customer concentration to protect ourselves from the potential loss of any one customer.

     The customer base of Dougherty's and Raven's is diversified among a significant number of individuals who are covered by a wide variety of payors, including insurance companies, health maintenance organizations, Medicare, Medicaid and others. The loss of any one customer, or the refusal of any payor to conduct business with our stores, would not have a material adverse impact to the operations or financial results of our stores.

     The customer base of DHI and Park Infusion is also generally comprised of individuals who are covered by a variety of payors. Although infusion pharmacies generally deal with a smaller number of individuals than either Dougherty's or Raven's, we maintain sufficient diversification as to avoid a customer concentration. The loss of any one customer, or the refusal of any payor to conduct business with either DHI or Park Infusion, would not have a material adverse impact to the operations or financial results of our infusion pharmacies.

     Homecare conducts business with a limited number of nursing homes, and although we believe that the division's current customer relationships are good, the loss of any one customer would have a significant impact on the results of Homecare but not with respect to our consolidated results of operations and financial position.

     TPS maintains an active customer base of over 3,000 accounts. Within those accounts are certain national grocery store chains with a significant number of individual stores doing business with TPS. Corporate headquarters for these customers does not dictate which non-drug supplier is to be used; rather, each store is permitted to order product from its approved vendor of choice. While the potential loss of one grocery store location would not be material to TPS' operations, we do face the risk that a chain may elect to direct its business elsewhere, which would materially impact TPS' operations and financial results, as well as the operations and financial results of our company as a whole. We have enjoyed well established, long-term relationships with our grocery customers and do not believe any of those relationships to be currently at risk.


SALES AND MARKETING

     The ultimate customer of our pharmacy and infusion products and services is generally an individual requiring prescription and related services and products. To attract these customers, we must market our products and services both to the individual and to a broader group that influences the pharmacy decision, such as physicians, outpatient clinics, discharge planners, hospices and other disease state management organizations.

     In general, success in the pharmacy industry is primarily based on price, service quality, convenience, product quality and product availability. Dougherty's and Raven's have historically gained a loyal following through quality of service, with well-trained and attentive staffs; convenience, through drive-through windows and home delivery; and product availability, carrying a wide range of merchandise. With respect to more complex pharmacy products like compounding and infusion, sales are primarily based on relationships, reputation, technical competence, product availability and product quality. Our infusion pharmacies have gained excellent reputations over time with high quality service, broad product offerings and technical capability. These characteristics have resulted in long histories of stable operations with growing revenues and profits for our operating companies.

     As part of our strategic plan, we will provide outside sales personnel and sales training on an ongoing basis in such areas as generics, private label merchandise, over-the-counter medications and homeopathic medicine. We will also provide literature in the stores, invoice stuffers, coupons in account statements and direct mail letters from its pharmacists for customer awareness. Finally, we have developed, and will continue to develop, customer awareness programs for the management of disease states such as diabetes, asthma, hypertension, ostomy and kidney health.


OPERATIONS AND MERCHANDISING

     For Dougherty's and Raven's, our store hours are tailored to match the preferences and purchasing habits of the local community. Dougherty's is located in the heart of a substantial residential community and maintains store hours from 8:00 AM until 9:00 PM Monday through Saturday and 10:00 AM to 7:00 PM on Sunday. Raven's is located in a central business district and maintains store hours from 9:00 AM until 7:00 PM Monday through Friday and 9:00AM to 5:00 PM on Saturday.

     Each of Dougherty's and Raven's employ full staffs of pharmacists and pharmacy technicians in order to provide a high level of customer consultation and service. Each store department also maintains staff that specialize in their respective product offerings, in order to provide a helpful environment for the customer.

     We work diligently to merchandise our products in a manner that is convenient for the customer and facilitates the free flow of traffic. At Dougherty's, for example, product aisles are aligned in a front-to-back fashion to provide ease of access to the prescription counter.

     To ensure adequate product availability, we have consolidated our vendor relationships to ensure continuous flow of product along with optimal pricing. We utilize one primary vendor for a majority of our drug and related purchases, and that vendor delivers products to the retail stores twice per day.


INTELLECTUAL PROPERTY

     In general, we do not believe that our intellectual property is material to the success of Dougherty's, Raven's, TPS, DHI, Park Infusion or Homecare. For Rx-Pro, however, intellectual property is material, and we rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the secrecy of Rx-Pro's intellectual property. Rx-Pro's technology is not patented.

     The possibility exists that Rx-Pro could be subject to intellectual property infringement claims as the company expands its product and service offerings and as the number of competitors increases. Defending against these claims, even if not meritorious, could be expensive and divert management's attention from operating the company. If Rx-Pro becomes liable to third parties for infringing upon their intellectual property rights, it could be required to pay a substantial damage award and be forced to develop noninfringing technology, obtain a license or cease using the applications that contain the infringing technology or content. Rx-Pro may be unable to develop noninfringing technology or content or obtain a license on commercially reasonable terms, or at all.

     Rx-Pro also relies on certain technologies that are licensed from third parties to perform key functions. These third party licenses are an essential element of Rx-Pro's business as an application services provider. These third party licenses may not be available to us on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements and other features until equivalent technology can be licensed or developed. Any such delay could materially adversely affect Rx-Pro's ability to attract and retain customers.

TECHNOLOGY

     Historically, the pharmacy industry has conducted its operations manually and without the aid of technology. Within recent history, however, technology has become available to improve productivity, although to date large-scale pharmacies have been the primary adopters. To date, we have not adopted technology to any significant extent.

     Over the course of the next two to three years, and subject to the execution of our acquisition strategy, we plan to improve productivity, accuracy and profitability and increase customer service and satisfaction by utilizing technology that will, in turn, allow our pharmacists to spend more time with customers. Examples of such technology may include automated drug dispensing systems and wireless communication systems.


     Our Rx-Pro.Com subsidiary operates as an application service provider that employs technology from Sybase, Inc. to provide a scalable Internet platform. The platform includes secure Web servers, database servers and transaction servers which provide access to our proprietary databases and care plans.
Our Rx-Pro system also employs various wireless LAN and wireless WAN networks to provide true mobility to healthcare professionals and access to critical healthcare data.

     Rx-Pro is currently utilizing wireless devices from Palm, Inc., as well as personal digital assistants and other handheld computers from various other manufacturers.


ACQUISITIONS

     To take advantage of existing market opportunities and execute our strategy, from time to time we will enter discussions with independent pharmacies and related companies regarding potential acquisitions. As a fundamental principle, we are committed to acquiring well-performing pharmacies that are geographically desirable, offer technical pharmacy and related services or are otherwise market leaders. Strong management is a key consideration for us in reviewing acquisition candidates, because the independent pharmacy business is a local business frequently dependent on personal relationships. In addition, we target owner/pharmacists who are interested in remaining involved with us for the foreseeable future.

     In evaluating a pharmacy for potential acquisition, we consider 1) historical financial statements and tax returns, 2) operational data, 3) management and employee information, 4) material contracts, including customer and vendor contracts, 5) financing arrangements, 6) corporate organizational information,
7) regulatory information and 8) litigation history. To assess the reasonableness of the purchase price offered by a seller in connection with a particular acquisition, we also consider the availability and terms of owner financing, including the rate of return and payback period.

     In structuring our acquisitions, we emphasize continuity of management in order to preserve the underlying business franchise. This strategy typically involves the continued involvement of the seller, who is usually a pharmacist, along with the other pharmacists employed by the operation. We typically enter into employment agreements with acquired pharmacists, including owner pharmacists, for periods ranging from five to seven years. Compensation for non-owner pharmacists may consist of a combination of cash and stock options to promote employment longevity and continuing focus on business process improvement and increasing profitability.

     Once we acquire a business, we seek to implement our business model by focusing on complex products, improving fundamental business processes and increasing individual store profitability. Where opportunities exist to implement new services, such as infusion therapy or durable medical equipment, we may introduce such services, leveraging the expertise of particular stores across other owned operations. While we have had recent success imposing our business model on pharmacy operations, we believe our strategy will also allow us to improve and grow our other business operations. We intend to institute cost-control programs, continue and improve employee training, negotiate increases in vendor rebates, maintain a high level of customer service and convenience, increase sales in each department and maintain competitive pricing. In addition to prescription drugs and services, we expect our pharmacies to offer a broad range of over-the-counter medications, home healthcare services, health and beauty care, cosmetics, gifts, greeting cards, convenience foods, cameras, photo supplies and processing services, and other general merchandise. Some of our pharmacies may incorporate special features such as drive-through windows and free home delivery for customer convenience, faxing, copying, and package delivery services.

     Since the completion of the reverse acquisition in October 1999, we have completed four acquisitions, including Rx-Pro.Com, Inc. in December 1999; Dougherty's Pharmacy, Inc. in December 1999; Total Pharmacy Supply, Inc. in March 2000; and three infusion pharmacies in San Antonio, Texas; Dallas, Texas and St. Petersburg, Florida in August 2000.

Rx-Pro.Com, Inc.

     On December 21, 1999, we acquired all of the issued and outstanding stock of Rx-Pro.Com, Inc., a Texas corporation. The acquisition was structured as a merger pursuant to which Rx-Pro was merged with and into one of our wholly-owned subsidiaries, Park Pharmacy Corporation, a Texas corporation. Park-Texas was the surviving company in the merger and continued to be one of our wholly owned subsidiaries. Park-Texas changed its name to Rx-Pro.Com, Inc. in the merger. Rx-Pro's shareholders, which included Mr. Joe B. Park, received an aggregate of 97,500 shares of Series A Preferred Stock in the merger. Mr. Park serves on our Board of Directors and as our Chairman. Mr. Park also is our controlling shareholder.

Dougherty's Pharmacy, Inc.

     On December 30, 1999, we acquired all of the issued and outstanding stock of Dougherty's Pharmacy, Inc., a privately held Texas corporation owned by the Park family. The acquisition was closed pursuant to the terms of a Share Exchange Agreement between our company and The Park Family Limited Partnership, a Texas limited partnership and the sole shareholder of Dougherty's. In the acquisition, the partnership received an aggregate of 45,000 shares of our Series A Preferred Stock in exchange for all of the issued and outstanding shares of Dougherty's. As a result of the transaction, Dougherty's is now one of four wholly owned subsidiaries.

     Mr. Joe B. Park and Mr. Jay H. Park own approximately 55% and 45%, respectively, of the equity interests of The Park Family
Limited Partnership. Mr. Joe B. Park serves as one of our directors and as our Chairman of the

Board.  Mr. Joe B. Park is also our controlling shareholder.
Messrs. Joe B. Park and Jay H. Park are brothers.

Total Pharmacy Supply, Inc.

     Effective April 1, 2000, pursuant to a merger with a subsidiary formed by us to effect the transaction, we acquired all of the shares of Total Pharmacy Supply, Inc. In the acquisition, TPS was merged with one of our newly formed subsidiaries and became a wholly-owned subsidiary of our company. All of the issued and outstanding shares of common stock of Total owned by Mr. Carl S. Moses and Ms. Cynthia A. Moses were exchanged for an aggregate of 41,515 shares of our Series A Preferred Stock. Of the total shares received, we held back 4,151 shares for satisfaction of any indemnification claims by us against Total and the Moses pursuant to the terms of the merger agreement. Mr. Moses and Ms. Moses are husband and wife.

Amedisys Alternate-Site Infusion Therapy Services, Inc. and PRN,
Inc.

     On August 10, 2000, we acquired certain infusion pharmacy businesses from subsidiaries of Amedisys, Inc., a publicly held Delaware corporation. The acquisition was effected by one of our subsidiaries, Park Infusion Services, LP, which purchased operating businesses from Amedisys Alternate-Site Infusion Therapy Services Inc., and PRN, Inc., subsidiaries of Amedisys, Inc., effective August 1, 2000.

     In the transaction, Park Infusion acquired the ongoing operations of three infusion pharmacies located in San Antonio, Texas; Dallas, Texas; and St. Petersburg, Florida for cash consideration of $1,750,000. The sellers retained all cash and accounts receivable, and Park Infusion acquired all inventory, furniture, fixtures, equipment and other tangible and intangible assets. All employees previously employed by the sellers were hired by Park Infusion, and the newly acquired pharmacies now operate under the name Park Infusion Services.

     In July of 2000, we entered into a non-binding letter of intent to acquire a pharmacy company in North Texas for approximately $1.2 million, $800,000 of which will be payable in Series A Preferred Stock and $400,000 of which will be payable in cash.

COMPETITION

     The retail pharmacy business is highly competitive. The online pharmacy market is new, rapidly evolving, and also intensely competitive. Our competitors can be divided into several groups: (i) independent pharmacies, (ii) chain pharmacies, such as Walgreen's and Eckerd, (iii) mass merchandise retailers, such as Wal Mart, Kmart and Target, (iv) supermarkets, such as Albertson's and Kroger, (v) warehouse clubs, (vi) online retailers of pharmaceutical and other health related products, such as Drugstore.Com and PlanetRx.Com, (vii) mail order pharmacies, (viii) prescription benefit managers, and (ix) hospice pharmacy service providers, such as Hospice Pharmacia. Many of our competitors have, or have announced their intention to have, the capability to accept orders for products online.

     We believe that we will compete primarily on the basis of:
(i) customer service and satisfaction, (ii) product selection and variety, (iii) store location and convenience, (iv) Web site performance and accessibility, (v) reliability and speed of order shipment, and (vi) price. We believe that our strengths in terms of competing with other retail pharmacy companies will result from the business connections and experience of our management team, along with our ability to offer a wider variety of prescription medicine and health related products than most other retail pharmacies.

     We believe that many of our competitors have longer operating histories, larger customer or user bases, greater name recognition, and significantly greater financial, marketing and other resources. Some of our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing than we can. Furthermore, many of our competitors can devote substantially more resources to their Web sites and systems development.


EMPLOYEES

     As of September 26, 2000, we employed a total of 150 employees, of whom 67 were employed by Dougherty's (including DHI and Homecare), 19 by Raven's, 15 by TPS, 35 by Park Infusion, 6 by Rx-Pro and 8 by our corporate office. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees to be good.

CERTAIN BUSINESS FACTORS

We depend on acquisitions for growth

     We anticipate that a significant portion of our revenue and profit growth will depend on our ability to complete and assimilate acquired businesses. Our ability to acquire independent pharmacies will depend on a number of factors, such as the availability of attractive target companies, the availability of financing, and market factors that may limit our ability to use our stock for acquisitions. In addition, we compete for acquisition candidates with buyers who have greater resources and may be able to offer more consideration to acquisition candidates. If we are unable to acquire suitable businesses, our ability to expand our operations and execute our business strategy will be adversely affected.

We must integrate our acquired businesses

     We have recently grown through acquisitions and plan to continue acquiring businesses in the future. Our success is dependent, in part, upon our ability to assimilate acquired businesses, transition customer and vendor contracts, standardize financial and accounting systems, and integrate and retain management and employees of acquired businesses.

We are dependent on our ability to attract and retain key management and technical personnel

     Our success depends to a significant extent on our ability to attract and retain key personnel. In particular, we are dependent on our senior management team and personnel with experience in the pharmacy industry and in consolidating businesses. To date, industry growth has created a tight labor market for pharmacists and pharmacy technicians. We expect competition for pharmacists and technicians to continue to intensify. Although we believe that we will compete for personnel by offering competitive cash and equity compensation and flexible work schedules, we cannot be certain that we will be able to attract or retain key employees. If we are unable to continue to hire pharmacists and pharmacy technicians as we grow our business, our business operations will be materially and adversely affected.

We are subject to changes in government regulations

     Pharmacists and pharmacies are subject to a variety of state and federal regulations, such as regulations relating to the approval process for prescription drugs and reimbursement policies of government and private plans. Because prescription drug sales represent a significant portion of our revenues and profits, changes in the governmental regulations affecting approval processes or reimbursement policies for prescription drugs could adversely affect our business.

We are subject to changes in reimbursement cost policies

     We sell a growing percentage of our prescription drugs to customers who are controlled by third-party payment programs, such as Medicare, Medicaid, private insurance, managed-care plans and HMOs. Although contracts with third-party payors may increase the volume of prescription drug sales and gross revenues, third-party payors typically negotiate lower prescription prices than other payors. Accordingly, gross profit margins on sales of prescription drugs have been decreasing and are expected to continue to decline in future periods. The amounts we receive from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance program. Any substantial delays in reimbursement or significant reductions in the coverage or payment rates of third-party payors would have a material adverse effect on our liquidity revenues and profitability.

We face increasing competition in our industry

     The retail and infusion pharmacy businesses are highly competitive. We compete with national, regional and local retail pharmacy chains, other independent retail pharmacies, discount retail pharmacies, supermarkets, mass merchandise and other retail stores, and mail order and Internet operations. Our infusion operations also compete with other large providers of infusion services, such as national infusion therapy companies, infusion divisions of national health care companies, and regional and local providers, many of which may be more established in a particular market. Some of our competitors have financial resources that are substantially greater than ours, and we cannot be certain that we will able to continue to successfully compete in the future. For an additional description of our competition, please see the discussion in
Item 1 - Business - Competition.

We have a controlling shareholder

     Joe B. Park, our chairman, owns 66% percent of our voting power through a family limited partnership. As a result, he has the ability to elect all of our directors and to control the vote on matters such as mergers, consolidations, sales of substantially all of our assets, or transactions that could result in our company ceasing to be publicly-held.

Our common stock trades infrequently and our stock price may be volatile.

     We cannot ensure that an active trading market for our common stock exists or will exist in the future. Even if the trading market for our common stock exists, the price at which the shares of common stock trade is likely to be subject to significant volatility. The market for our common stock may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perceptions of us, and general economic and similar conditions.

Our common stock is subject to the "penny stock" rules

     Our common stock currently trades on the OTC Bulletin Board. Therefore, we cannot provide any assurances that a liquid trading market will exist at the time any investor desires to dispose of any shares of our common stock. In addition, our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-seller to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the "penny stock" rules, an investor may find it more difficult to dispose of our common stock.

We do not anticipate paying any dividends

     We do not plan to pay any dividends in the near future, and plan to invest available cash in acquiring new businesses and growing existing businesses. In addition, our senior credit facility prohibits the payment of any dividends.


Item 2.   PROPERTY

     We operate multiple locations under lease agreements with multiple landlords that are subject to different terms and conditions and expire at various times. In general, we prefer to lease retail and office space, as opposed to owning property, to preserve available capital for investment in our pharmacy operations. However, we may from time to time evaluate the opportunity to either build or acquire an existing facility in situations that we believe would be beneficial. Although we believe that our inability to renew any one of our leases, particularly those of Dougherty's and Raven's, would result in a loss of goodwill associated with the location and could materially impact our operating results for a limited period of time, we expect to be able to negotiate leases on acceptable terms in the future.

     We maintain both our corporate offices and our Rx-Pro.Com, Inc. offices in the same North Dallas office building on Preston Road, near our Dougherty's pharmacy. We lease 1,762 square feet of space under a lease that expires in May 2001. Rx-Pro.Com, Inc. leases 1,372 square feet of space under a lease that expires February 2003.

     Dougherty's operates the retail pharmacy, DHI and Homecare in a single-story retail shopping center located on Preston Road in North Dallas. Dougherty's has operated at that location since March of 1967. The pharmacy currently leases 11,685 square feet under an agreement that expires in January 2004. Given the longevity of Dougherty's operations at the Preston location, the pharmacy has gained a certain degree of customer familiarity and loyalty over time, as customers have come to associate Dougherty's with its current location. While there can be no assurance that lease rates in the future will remain economically attractive at its current location, we believe that we will continue to be able to negotiate lease terms reasonably acceptable to us, due in part to a continuing competitive local real estate market and Dougherty's operating history, reputation and creditworthiness.

     Raven's leases a stand-alone, two-story facility in the central business district of Oak Cliff, south of downtown Dallas. The pharmacy operates 2,587 square feet of space under a lease that expires in January 2002. As with Dougherty's, Raven's has a well-established operating history and reputation at that location, and although there can be no assurance that we will be able to negotiate acceptable lease terms in the future, we believe that Raven's will be able to operate in its current location for the foreseeable future.

     Total Pharmacy Supply operates 12,000 square feet of office and warehouse space in a single-story commercial office park in Arlington, Texas near U.S. Interstate 30. From this location, under a lease that expires in March of 2002, TPS maintains its executive offices and inventory of saleable goods. We believe that, in the event TPS is unable to negotiate acceptable lease terms, we would be able to secure replacement office and warehouse space at acceptable terms without substantial disruption in operating results.

     Park Infusion Services operates three locations in San Antonio, Dallas and St. Petersburg, Florida. The San Antonio location operates in 4,226 square feet of office space located within the primary medical district of San Antonio under a lease that expires in October of 2000. The Dallas location operates in 3,400 square feet of office space near downtown Dallas under a lease that expires January 2004. The St. Petersburg location operates 4,267 square feet in a commercial office building under a lease that expires May 2003. We do not believe that the failure to successfully renegotiate any of its leases would materially impact our operations or operating results.


Item 3.   LEGAL PROCEEDINGS

     We are not a party to, nor are any of our properties the subject of, any pending legal proceeding other than routine matters incidental to our business.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of fiscal 2000, the Company did not submit any matters to a vote of the Company's security holders.


PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market for Common Stock. We have only one class of outstanding shares, common stock, $.0001 par value, which is traded on the OTC Bulletin Board. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds. We also have authorized 250,000,000 shares of preferred stock, $.001 par value, 5,000,000 of which have been designated as Series A Preferred Stock, of which 3,024,581 shares have been issued and are currently outstanding. Each share of Series A Preferred Stock is entitled to ten votes per share and to vote with the common shareholders, may be converted into ten shares of common stock at any time after June 30, 2001, and is entitled to receive a liquidation preference of $10 per share.
The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "PPRX.OB".

     Market Prices of our Common Stock. The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of our Common Stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                  COMMON STOCK
                                                  CLOSING PRICES
                                                  HIGH    LOW
FISCAL 1999
     First Quarter............................    $0.375  $0.156
     Second Quarter...........................    $0.375  $0.063
     Third Quarter............................    $3.000  $0.125
     Fourth Quarter...........................    $3.563  $1.125
FISCAL 2000
     First Quarter............................    $3.188  $1.000
     Second Quarter...........................    $3.000  $1.625
     Third Quarter............................    $4.063  $2.063
     Fourth Quarter...........................    $2.938  $1.625
FISCAL 2001
     First Quarter (through September 26, 2000)   $2.000  $1.063



     The closing price for the Company Common Stock on September
26, 2000 as reported on the OTC Bulletin Board was $1.063.

     STOCKHOLDERS.  As of September 26, 2000, there were
832 holders of record of the common stock according to the records maintained by our transfer agent. As of September 26, 2000, we had approximately 1,500 stockholders, including beneficial owners holding shares in street or nominee names.

     DIVIDENDS. Park did not pay any dividends on the common stock during our two most recent fiscal years, and we do not intend to pay any dividends in the foreseeable future. Furthermore, we cannot declare or pay any dividends without the prior written consent of The Bank of Texas, N.A., our senior lender, until we fulfill all of our obligations and payments under our agreement with the Bank.

     RECENT SALES OF UNREGISTERED SECURITIES. Through June 30, 2000, we issued 41,515 shares of our Series A Preferred Stock to two shareholders of Total Pharmacy Supply, Inc. ("TPS") in connection with our acquisition of TPS on April 1, 2000. These shares were issued to these former owners in a private transaction in reliance upon Section 4(2) of the Securities Act of 1933.

Item 6.   MANAGEMENT'S PLAN OF OPERATION

Strategic Objectives

     Over the course of the next twelve months, we intend to pursue the following strategic objectives in order to grow our business, improve productivity and efficiency, enter new geographic and product markets, enhance profitability and build shareholder value.

     Focus on High-End, Technical Pharmacy Services. We believe that a substantial market exists for high-end pharmacy services that are not typically provided by national chain drug stores, grocery pharmacies or mass merchandise pharmacies. Among these high-end services are drug compounding, infusion therapy, durable medical equipment and institutional pharmacy. We intend to promote these services in the coming year.

     The market for these high-end products and services has emerged over recent history due to several factors. First, the healthcare industry has experienced a trend toward reduced hospitalization. With the widespread implementation of managed care in the United States and its attendant focus on cost containment, payors have increasingly sought treatment alternatives to hospitalization. Second, improved technology and other advancements have fostered an environment in which alternative healthcare solutions such as outpatient care, day surgery, home healthcare and hospice care have grown significantly over the past decade. Third, improvements in drug development and efficacy have facilitated the treatment of certain conditions, such as those relating to the heart or thyroid, through a drug regimen in lieu of hospitalization.
As a result of these broad trends, drug utilization has increased dramatically over the last several years, and pharmacy services that were historically provided largely in the hospital setting, including compounded drugs, infusion therapy and durable medical equipment, are now increasingly delivered through independent pharmacies and related businesses.

     Dramatic changes in the industry landscape for drug stores over the last several years have contributed to our market opportunity. Large, national drug store chains such as Eckerd's and Walgreen's have significantly expanded their number of locations and adjusted their operating focus by increasing the variety of products offered but decreasing the depth of those products. These locations typically seek to maximize product throughput, and the net result is a retail presence that operates more like a convenience store or mass merchandise retailer, offering certain grocery and home goods items, along with a limited inventory of prescription drugs and over-the-counter items. These companies are not able to meet the need for more technical, complex pharmacy products, like antibiotic creams or infusion products that we provide.

     Acquire Pharmacies and Related Businesses. To take advantage of the existing market opportunity, we anticipate that we will enter discussions from time to time with independent pharmacies and related companies regarding potential acquisitions. We intend to acquire independent pharmacies that provide complex, high-end pharmacy and related services, are geographically desirable or are otherwise market leaders. Our approach is to identify high-quality, well-performing pharmacies with long histories of operations and solid, stable management teams in place.

     Our objective is to build a cohesive network of operations providing a wide range of technical pharmacy services. We plan to focus our efforts toward major metropolitan and surrounding areas with large populations of customers who require these types of products and services. We believe that our strategy will provide the greatest opportunity to achieve sales and profit growth over time.

     Cost Control. Over the next year, we will emphasize cost control, including both purchasing costs and operating costs. While we believe that cost management is a daily requirement, our acquisition strategy increases the need for such attention to cost.

     We anticipate negotiating our purchasing terms with suppliers from time to time for improved pricing and increased service levels, particularly as we complete acquisitions over the next year. We believe that as we grow, our purchasing power and ability to lower our purchasing costs will increase.

     We are also pursuing programs to reduce operating expenses, particularly store staffing and overhead expenses. To reduce our reliance on overtime, improve our workforce utilization and reduce overall payroll costs, we plan to improve staffing management programs, increase employee training and implement general business process improvements. We will review overhead costs on an ongoing basis, and with each acquisition, in order to minimize administrative redundancy.

     Technology Implementation and Productivity Improvements. To date, technology has not been deployed to any significant extent at Park's operating companies. We are currently in the process of developing a comprehensive technology plan that will be implemented over the next two to three years. We are reviewing proposed projects and intend to establish the priority and timing of projects; however, at present, a definitive implementation schedule has not been determined.

     Although we are currently evaluating various technical solutions, our objectives include:

      *  improving business processes,
      *  increasing product throughput,
      *  reducing operating expense,
      *  maximizing inventory utilization,
      *  minimizing accounts receivable investment,
      *  improving corporate communication and
      *  increasing employee satisfaction and productivity.

     We anticipate that while some of these technology projects will be implemented over the next 12 months, other of these projects will not be implemented until a later date.

     Through these efforts, we intend to provide a higher level of customer service while improving overall profitability and shareholder value in the process.

     Expand Rx-Pro.Com Operations in Texas and the Southwest.
Our Rx-Pro subsidiary has developed Internet technology to facilitate the electronic process of issuing prescriptions and maintaining patient records. Currently, Rx-Pro is in the later stages of beta testing its systems, and for the upcoming year, we plan to begin offering Rx-Pro's services commercially beginning in Texas and then to the Southwest.

     To accomplish our commercial rollout of the application service platform, Rx-Pro will require additional funding to hire personnel across several disciplines and implement a regional marketing strategy to grow the business. We are currently evaluating capital strategies with respect to Rx-Pro, which may involve selling a portion of the subsidiary to outside investors or issuing additional shares of our stock through either a private equity placement or secondary equity offering. We believe that an investment of $5 million will be required in the next twelve months for Rx-Pro to implement its business plan.

     Hire Pharmacists and Pharmacy Technicians. As we grow and overall prescription volume increases, we will require additional, competent staff to support our pharmacy operations. To date, industry growth has created a tight labor market for pharmacists and pharmacy technicians. We expect that competition for pharmacists and technicians will continue to intensify in the upcoming year, and we plan to compete for these people primarily by offering flexible work schedules, market-oriented salary compensation and stock options.

Capital Adequacy and Sources of Liquidity

     To accomplish our strategic objectives over the next year, we will in all likelihood require additional capital. The amount of capital required will depend, among other things, on the success of our acquisition program and the structure of our acquisitions. Specifically, to the extent that acquisition consideration consists of our stock or subordinated seller notes, our cash capital requirements will generally be reduced.

     With the noted exception of the capital required for the commercial rollout of Rx-Pro, we believe that our existing sources of capital, primarily operating cash flow and our bank facility, will be adequate to undertake our plan of operation for the next twelve months. With respect to the proposed North Texas acquisition, we anticipate drawing under our Acquisition Facility (described below) to fund the $400,000 cash portion of that transaction.

     In August 2000, we entered into a Loan Agreement with Bank of Texas, N.A. (the "Credit Facility"). The Credit Facility, which replaced our former existing $3,336,000 revolving credit and term loan facility, consists of a $1,500,000 revolving credit facility (the "Revolving Facility") for working capital purposes, a $1,300,000 term loan facility (the "Term Facility") to refinance existing indebtedness and a $5,000,000 acquisition line of credit (the "Acquisition Facility") for future acquisitions. The Term Facility, was fully drawn on August 10, 2000 to repay amounts outstanding under our former credit facility and matures on August 10, 2004. The Term Facility and will be amortized in equal monthly payments over four (4) years, commencing September 10, 2000. The Revolving Facility matures on August 10, 2001, with interest payable monthly and principal due at maturity. The Acquisition Facility, which matures on August 10, 2001, permits Park to borrow money in conjunction with acquisitions, subject to certain conditions. Under the Acquisition Facility, borrowings for a given acquisition under the line may revolve for a period of 180 days, at which point such borrowings are repayable on a four (4) year, fully amortizing term loan. We also may borrow additional amounts under the Credit Facility subject to certain operating cash flow and asset conditions.

     The Credit Facility limits our ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem our stock and to merge or consolidate with any other person. In addition, the Credit Facility requires us to meet certain financial ratios and tests, and provides the lender with the right, following an event of default, to require the payment of all amounts outstanding under the facility and terminate all commitments thereunder. The Credit Facility is secured by our consolidated assets and a pledge of our stock in our operating subsidiaries.


Item 7.   FINANCIAL STATEMENTS

The financial statements required by this Item are set forth beginning on page F-1 hereof.


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

     Certain information required by Part III is incorporated by reference in this report from the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders to be filed with the Commission within one hundred twenty (120) days following the end of the fiscal year covered by this report (the "Proxy Statement").


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The information required by this Item is incorporated by reference from the Proxy Statement.


Item 10.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-KSB:

2.1 Stock Purchase Agreement dated as of March 9, 1999 (filed as Annex "A" to the Registrant's Definitive Proxy Statement
       filed on September 7, 1999, and incorporated herein by
       reference)
2.2    Agreement and Plan of Merger dated as of December 9, 1999
       (filed as Exhibit 10.1 to the Registrant's Form 8-K on
       January 5, 2000, and incorporated herein by reference)
2.3    Share Exchange Agreement dated as of December 30, 1999
       (filed as Exhibit 10.1 to the Registrant's Form 8-K on
       January 14, 2000, and incorporated herein by reference)
2.4    Agreement and Plan of Merger dated as of  March 31, 2000
       (filed as Exhibit 2.1 to the Registrant's Form 8-K on April
       14, 2000, and incorporated herein by reference)
2.5    Bill of Sale and Asset Purchase Agreement dated as of August
       10, 2000 but effective August 1, 2000 by and among Park Infusion Services, LP and Amedisys, Inc. and certain of its subsidiaries. (filed as Exhibit 2.1 to the Registrant's Current Report on
       Form 8-K dated August 10, 2000 and filed August 25, 2000, and incoporated herein by reference)
3.1*   Articles of Incorporation
3.2    Articles of Amendment to the Articles of Incorporation
       (filed as Exhibit 3.1.2 to the Registrant's Amendment No. 1 to Form 10-KSB for fiscal year ended June 30, 1998, and incorporated by reference herein)
3.3    Articles of Amendment and Statement of Designation of Series
       A Preferred Stock (filed as Annex "B" to the Registrant's Definitive Proxy Statement filed on September 7, 1999, and incorporated herein by reference)
3.4*   Amended and Restated Bylaws of Park Pharmacy Corporation
10.1 Loan Agreement dated as of August 10, 2000, by and among Park Pharmacy Corporation, Dougherty's Pharmacy, Inc., Raven's Pharmacy, Inc., Total Pharmacy Supply, Inc., Rx-Pro.Com, Inc. and Park Infusion Services, LP, as borrowers, and Bank of Texas, N.A., as lender, and related Promissory Notes and Pledge and Security Agreements. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 10, 2000 and filed August 25, 2000, and incorporated herein by reference)
10.2*  Form of Executive Employment Agreement
21.1*  Subsidiaries of the Registrant
27.1*  Financial Data Schedule

     (b) Reports on Form 8-K: A current Report on Form 8-K was filed on April 14, 2000 in connection with the Company's acquisition of Total Pharmacy Supply, Inc.


* Filed herewith

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2000.


                              PARK PHARMACY CORPORATION,
                              a Colorado corporation


                              By:  /s/ Thomas R. Baker
                                 --------------------------------
                              Name: Thomas R. Baker
                              Title:    President and
                                    Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed on the 26th day of September, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature              Title                       Date
---------              -----                       ----

/s/ Thomas R. Baker    President, Chief            September 26,
--------------------   Executive Officer and       2000
Thomas R. Baker        Director
                      (Principal Executive Officer,
                       Principal Financial Officer
                       and Principal Accounting
                       Officer)

/s/ James W. Moncrief
---------------------  Executive Vice President     September 26,
James W. Moncrief      and Director                 2000

/s/ Joe B. Park
--------------------   Chairman of the Board of     September 26,
Joe B. Park            Directors                    2000


/s/ Gwendolyn L. Park
---------------------  Secretary, Treasurer and     September 26,
Gwendolyn L. Park      Director                     2000



--------------------   Chief Infusion Director and  September 26,
Richard M. Allen       Director                     2000

Index to Financial Statements

Independent Auditors Report (Hein + Associates, LLP)          F-1
Independent Auditors Report (Alvin L. Dahl & Associates, PC)  F-2
Consolidated Balance Sheet at June 30, 2000                   F-3
Consolidated Statements of Operations for the fiscal
     years ended June 30, 2000 and June 30, 1999              F-4
Consolidated Statements of Shareholders' Equity for the
     fiscal years ended June 30, 2000 and June 30, 1999       F-5
Consolidated Statements of Cash Flows for the fiscal
     years ended June 30, 2000 and June 30, 1999              F-6
Notes to Consolidated Financial Statements                    F-7

                    INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Park Pharmacy Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Park Pharmacy Corporation as of June 30, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Pharmacy Corporation as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles



/s/ Hein + Associates LLP
Hein + Associates LLP

Dallas, Texas
September 19, 2000

                    INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Park Pharmacy Corporation
Dallas, Texas


We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Park Pharmacy Corporation, a development stage company, for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended June 30, 1999 of Park Pharmacy Corporation in conformity with generally accepted accounting principles.


/s/ Alvin L. Dahl & Associates, PC
Alvin L. Dahl & Associates, PC
July 21, 1999
Dallas, Texas

                     CONSOLIDATED BALANCE SHEET

                            June 30, 2000

                               ASSETS
                               ------

CURRENT ASSETS:
 Cash                                                      $   935,946
Trade accounts receivable, net of $68,700 allowance for
doubtful accounts                                            2,982,657
Inventories                                                  1,911,705
Prepaid expenses and other                                      51,561
                                                           -----------
                    Total current assets                     5,881,869

PROPERTY AND EQUIPMENT, net                                    877,670

SOFTWARE COSTS                                               2,269,265
GOODWILL, net of $28,100 accumulated amortization            1,239,803
OTHER ASSETS                                                   228,263
                                                           -----------
               Total assets                                $10,496,870
                                                           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                            1,912,651
 Accrued liabilities                                           284,007
 Income taxes payable                                           98,400
 Current portion of long-term debt                              66,602
                                                           -----------
               Total current liabilities                     2,361,660

LONG-TERM DEBT, net of current portion                       2,096,239

COMMITMENTS (Notes 7 and 10)

STOCKHOLDERS' EQUITY:
 Preferred stock; $.001 par value; 250,000,000 shares
  authorized; 3,024,581 shares issued and outstanding            3,025
  Common stock; $.0001 par value; 750,000,000 shares
   authorized;4,508,551 shares issued and outstanding              451
 Additional paid-in capital                                  6,063,792
 Retained earnings                                             133,003
 Unearned compensation-restricted stock awards                (161,300)
                                                           -----------
               Total stockholders' equity                    6,038,971
                                                           -----------

             Total liabilities and stockholders' equity    $10,496,870
                                                           ===========

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year Ended June 30,
                                              -------------------------
                                                2000          1999
                                              ---------    ------------
REVENUES:
 Product sales, net                           11,354,039     $        -
 Online sales, net                               123,140              -
                                             -----------     ----------
           Total revenues                     11,477,179              -

OPERATING EXPENSES:
 Cost of goods sold                            7,473,575              -
 Salaries, wages and related taxes             2,093,793         47,368
 Selling, general and administrative
   expenses                                    1,401,585         55,991
 Depreciation and amortization                    85,938          2,368
 Acquisition and merger costs                     54,163              -
                                             -----------     ----------
           Total operating expenses           11,109,054        105,727
                                             -----------     ----------

           Income (loss) from operations         368,125       (105,727)

OTHER EXPENSE:
 Interest expense, net                           (78,554)             -
 Financing expenses                              (15,067)             -
                                             -----------     ----------
           Total other expense                   (93,621)             -
                                             -----------     ----------

          Income (loss) before income taxes      274,504       (105,727)

INCOME TAX EXPENSE                                31,630              -
                                             -----------     ----------

NET INCOME (LOSS)                                242,874       (105,727)
                                             ===========    ===========

NET LOSS PER COMMON SHARE - basic and
  diluted                                    $       .01     $     (.01)
                                             ===========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
basic and diluted (Note 2(n))                 31,543,000      7,600,000
                                             ===========     ==========

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Years Ended June 30, 2000 and 1999





                                                                                           Unearned             Total
                           Preferred           Common Stock      Additional    Retained    Compensation-    stockholders'
                       ------------------  --------------------   Paid-in-     Earnings     Restricted         Equity
                         Shares   Amount      Shares     Amount    Capital    (Deficit)    Stock Awards       (Deficit)
                       ---------  -------  ----------    ------- -----------   --------  ---------------    ------------
BALANCES, July 1,
  1998                        -    $    -           -     $    -    $      -   $ (4,144)  $            -     $  (4,144)

Issuance of common
 stock for cash               -         -   7,600,000        760         240          -                -          1000

Net loss                      -         -           -          -           -   (105,727)               -      (105,727)

                       --------   -------  ----------     ------     -------   --------   --------------     ---------
BALANCES, June 30,
 1999                         -         -   7,600,000        760         240   (109,871)               -      (108,871)

Issuance of Series A
 preferred stock in
 connection with
 reverse acquisition  2,840,566     2,840  (3,180,449)      (318)     (2,522)         -                -             -

Issuance of Series A
 preferred stock in
 connection with
 businesses acquired    184,015       185           -          -   5,872,353          -                -     5,872,538

Unearned
 compensation in
 connection with
 restricted stock
 awards, net of
 forfeitures                  -         -      89,000          9     193,721          -         (193,730)            -

Amortization of
 unearned
 compensation                  -         -          -          -           -          -           32,430        32,430

Net income                    -         -           -          -           -    242,874                -       242,874
                      ---------   -------  ----------     ------  ----------   --------   --------------   -----------
BALANCES, June 30,
  2000                3,024,581   $ 3,025   4,508,551     $  451  $6,063,792   $133,003   $     (161,300)  $ 6,038,971
                      =========   =======  ==========     ======  ==========   ========   ==============   ===========



        See accompanying notes to these financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended June 30,
                                                ------------------------
                                                   2000          1999
                                                ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $  242,874     $ (105,727)

Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
  activities:
     Depreciation and amortization                 85,938          2,368
     Amortization of debt issuance costs           15,067          -
     Amortization of unearned compensation         32,430          -
     Deferred income taxes                         (4,770)         -
Changes in operating assets and liabilities,
 net of effects of businesses acquired:
     Increase in trade accounts receivable       (500,256)         -
     Increase in inventories                      (26,735)         -
     Increase in prepaid expenses and other       (25,994)         -
     Increase in other assets                     (36,685)         -
     Decrease in trade accounts payable          (111,763)         -
     Increase in accrued liabilities               39,770          -
     Decrease in taxes payable                   (203,100)         -
                                               ----------      ---------
          Net cash used in operating
             activities                          (493,224)      (103,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment              (96,021)        (1,407)
 Increase in software costs                      (109,357)         -
 Payments in connection with businesses
    acquired                                     (182,837)         -
 Cash in acquired businesses                      540,874          -
                                               ----------      ---------
Net cash provided by (used in) investing
 activities                                       152,659         (1,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes payable and
 long-term debt                                 2,808,227          -
 Repayments of notes payable                   (1,337,423)         -
 Deferred financing costs                        (195,293)         -
 Proceeds from issuance of common stock             -              1,000
 Advances from subsequently-acquired business       -            104,766
                                               ----------      ---------
          Net cash provided by financing
             activities                         1,275,511        105,766

NET INCREASE IN CASH                              934,946          1,000

CASH, beginning of year                             1,000          -
                                               ----------      ---------

CASH, end of year                              $  935,946      $   1,000
                                               ==========      =========


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                 $   78,554      $   -
                                               ==========      =========
 Income taxes paid                             $  160,000      $   -
                                               ==========      =========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
   Businesses acquired through issuances of
    Series A preferred stock                   $5,872,538          -
Loan origination and other costs incurred
 in connection with issuances of notes
 payable and long-term debt                    $   49,265      $   -


        See accompanying notes to these financial statements.

1.Nature of Operations
  --------------------

  Park Pharmacy Corporation ("the Company"), a Colorado corporation, is primarily engaged in the sale of prescription and over-the-counter medications, healthcare products and related services. The Company sells its products and services to a variety of customers including individuals, hospices, assisted-living facilities and other institutional healthcare providers. The Company is also involved in the wholesale distribution of pharmacy-related products and supplies, which are sold primarily to independent pharmacies and national retail chains.

2.Summary of Significant Accounting Policies
  ------------------------------------------

  (a) - Organization and Basis of Presentation
  On October 19, 1999, Power-Cell, Inc. ("Power-Cell"), a Colorado corporation, acquired all of the issued and outstanding common stock of Park Pharmacy Corporation ("Park-TX"), a Texas corporation, in a transaction that was accounted for as an acquisition of Power-Cell's net assets and a reorganization under Power-Cell's capital structure ("reverse acquisition"). In connection with the reverse acquisition, the stockholders of Park-TX were issued 2,567,816 shares of newly designated Series A Preferred Stock. In addition, two Power-Cell stockholders were issued 200,000 shares of Series A Preferred Stock in exchange for their common stock, and 72,750 shares of the Series A Preferred Stock were issued in satisfaction of outstanding Power-Cell liabilities. The Series A Preferred Stock (see Note 8) includes voting rights on all matters with the common stock. Following the reverse acquisition, the former stockholders of Park-TX held approximately 78% of the Company's voting power. Following the reverse acquisition, Power-Cell changed its name to Park Pharmacy Corporation.

  In December 1999, the Company acquired Rx-Pro.Com, Inc. ("Rx-Pro") which operates two Internet pharmacy Web-sites and derives revenues from the filling and management of prescriptions; and Dougherty's Pharmacy, Inc. ("Dougherty's") which owns and operates two retail pharmacies located in Dallas, Texas. In March 2000, The Company acquired Total Pharmacy Supply, Inc. ("Total Pharmacy"), a wholesale distributor of pharmacy-related products and supplies. See Note 3.

  During the year ended June 30, 1999, the Company had not commenced its intended plan of operations and was considered a development stage enterprise. As a result of the acquisitions described above, the Company has had significant revenues from principal operations and is no longer considered to be in the development stage.

  (b) - Principles of Consolidation
  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.
  Significant intercompany balances and transactions have been eliminated in consolidation.

  (c) - Financial Instruments
  The Company's financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value, due to the short-term maturities of these instruments. The carrying amounts of the Company's borrowing arrangements approximates fair value based on interest rates for similar types of credit arrangements currently available to the Company.

  (d) - Inventory
  Inventory consists principally of finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market.

  (e) - Property and Equipment
  Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives, generally five to seven years, of the underlying assets. Leasehold improvements are depreciated over the expected terms of the underlying leases. Depreciation expense for the years ended June 30, 2000 and 1999 was approximately $57,900 and $2,400, respectively. The costs of repairs and maintenance are expensed as incurred.

  (f) - Capitalized Software Costs
  The Company accounts for costs incurred in connection with its development of computer software to be used in an application service platform in accordance with the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained For Internal Use ("SOP98-1"). The Company capitalizes eligible software costs once the capitalization criteria of SOP
  98-1 are met. After all substantial testing is completed and software is available for its intended use, software costs are amortized as described below. Costs of maintenance and customer support are to be charged to expense when related revenue is recognized or when those costs are incurred, which ever occurs first. During the year ended June 30, 2000, the Company capitalized approximately $2,269,200 related to the development of the Company's Internet-based pharmaceutical care information system, including $2,159,900 upon the acquisition of Rx-Pro (Note 3).

  Software costs are amortized based upon the greater of the ratio of current revenues to anticipated future revenues or straight-line basis over the estimated economic life of five years. As of June 30, 2000, the Company's pharmaceutical care information system had not been made available for general release to customers, as a result, amortization expense has not been recognized in connection with capitalized software costs.

  (g) - Goodwill
  Goodwill representing excess of cost over the net assets of acquired businesses is amortized on a straight-line basis over estimated lives of five to 20 years. Amortization expense in connection with goodwill was approximately $28,100 and $0 for the years ended June 30, 2000 and 1999, respectively.

  (h) - Impairment of Long-Lived Assets
  The Company evaluates long-lived assets, including goodwill, for impairment whenever events and changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether an asset's carrying value will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss based on the excess of the carrying amount over the estimated fair value of the asset. As of June 30, 2000, the Company believes no impairment of the carrying values of its long-lived assets is required.

  (i) - Deferred Financing Costs
  Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized by the effective yield method over the term of the related debt obligation.

  (j) - Product Sales
  The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from wholesale product sales is recognized at the time of shipment. Revenue is reported at the estimated net realizable amounts expected to be received from individuals, third-party payers, and others

  Product sales for the fiscal year ended June 30, 2000 included approximately $8,853,000 related to pharmaceutical products.

  (k) - Online Sales
  Online sales revenue consists primarily of processing fees representing amounts billed to customers net of product costs incurred. The Company recognizes net revenue from such sales as transactions occur. In November 1999, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 99-19, Reporting Revenue Gross versus Net and in December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, both of which provide specific guidance for determining the appropriateness of gross versus net revenue reporting practices of companies selling products and services over the Internet. A member pharmacy, and not the Company, is responsible for the fulfillment of customer purchases, which indicates the Company does not have risks and rewards as principal in online sales transactions. Therefore, the Company records amounts billed to customers net of amounts payable to the member pharmacy, as prescribed by the pronouncements.

  The Company, however, records the gross amounts of receivables and payables because the Company assumes credit risk for the amount billed to the customer and is responsible for paying the member pharmacy.

  (l) - Advertising Costs
  Advertising costs are expensed as incurred. Total advertising expenses were approximately $65,700 and $0 in 2000 and 1999, respectively.

  (m) - Income Taxes
  The Company accounts for income taxes using the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates and laws which will be in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

  (n) -Per Share Data
  Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

  Included in the weighted average shares computation are 28,430,711 equivalent shares representing 2,843,071 shares of Series A Preferred Stock that include conversion restrictions. These shares may not be converted into the Company's common stock prior to June 30, 2001, and 2,263,700 of such shares (representing 22,637,000 equivalent shares) can only be converted ratably over a twenty-year period beginning in 2002.

  (o) - Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and those differences could be material. Significant estimates made by the Company include the carrying amounts and economic lives of software costs and goodwill and the net realizable value of third-party receivables.

  (p) - Reclassifications
  Certain reclassifications have been made to conform the prior year financial statements to the June 30, 2000 presentation.

3.Acquisitions
  ------------

  Rx-Pro.Com, Inc.
  On December 21, 1999, the Company acquired all the outstanding common stock of Rx-Pro in exchange for 97,500 shares of the Company's Series A Preferred Stock with an estimated fair value, based on the quoted value of underlying Company common stock, of approximately $2,154,750, and incurred acquisition costs of approximately $5,400. The acquisition was recorded using the purchase method of accounting and the Company's consolidated financial statements include Rx-Pro's operating results beginning January 1, 2000. The purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value assigned to software costs applicable to an Internet-based pharmaceutical information system of approximately $2,159,900 was based on a valuation prepared by an independent third party. The excess of cost over the fair value of net assets acquired of approximately $139,700 was recorded as goodwill and is being amortized over a period of five years. One of the former owners of Rx-Pro is also a director and significant stockholder of the Company.

  Dougherty's Pharmacy, Inc.
  On December 30, 1999, the Company acquired all the outstanding common stock of Dougherty's in exchange for 45,000 shares of the Company's Series A Preferred Stock. Dougherty's net assets acquired were recorded at their historical cost bases due to common control between Dougherty's and the Company. The Company's consolidated financial statements include Dougherty's operating results beginning January 1, 2000.

  Total Pharmacy Supply, Inc.
  On March 31, 2000 the Company acquired all the outstanding common stock of Total Pharmacy in exchange for 41,515 shares of the Company's Series A Preferred Stock (subject to a hold-back of 4,151 of such stock for satisfaction of potential indemnification claims against the former owners of Total Pharmacy) with a fair value, based on the quoted value of underlying Company common stock, of approximately $935,000. In connection with the acquisition, the Company incurred approximately $177,400 in related acquisition costs. The acquisition was recorded using the purchase method of accounting and the Company's consolidated financial statements include Total Pharmacy's operating results beginning April 1, 2000. The purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of cost over the fair value of net assets acquired of approximately $1,128,100 was recorded as goodwill and is being amortized over a period of twenty years.

  The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisitions of Rx-Pro, Dougherty's and Total Pharmacy had occurred at the beginning of each of the fiscal years ended June 30, 2000 and 1999.

                                            2000          1999
                                        ------------   -----------

       Revenues, net                     $23,359,000   $19,793,000

       Net income (loss)                 $   507,000   $   531,000
                                         -----------   -----------
       Net income (loss) per common
        share, basic and diluted         $       .02   $       .07
                                         -----------   -----------

  The pro forma results included adjustments for the amortization of goodwill and acquired intangible assets, financing expenses, and related tax effects. The unaudited pro forma results are not necessarily indicative of the actual results that would have been attained had the acquisitions occurred on those dates, nor is it necessarily indicative of future consolidated results of the Company.

4.Property and Equipment
  ----------------------

  Property and equipment at June 30, 2000 consisted of the following:

   Furniture, fixtures and equipment         $378,998
   Computer equipment                         343,315
   Leasehold improvements                     762,254
   Vehicles                                   163,592
                                           ----------
                                            1,648,159
     Less accumulated depreciation and
        amortization                         (770,489)
                                           ----------
                                           $  877,670
                                           ==========



5.Long-Term Debt
  --------------

  Long-term-debt at June 30, 2000 consisted of the following:

  Borrowings with Bank of Texas, N.A. (a):
  Revolving Line of Credit Agreement dated
   March 6, 2000 in the maximum principal
   amount of $3,000,000 - interest payable
   monthly; due February 28, 2002            $1,847,113



 Term Note dated March 6, 2000 in the
   original principal amount of $336,000 -
   monthly principal and accrued interest
   payments of $7,735; matures February
    28, 2005                                    313,497

   Other                                          2,231
                                             ----------
                                              2,162,841
   Less current portion                         (66,602)
                                             ----------
                                             $2,096,239
                                             ==========

  (a) Interest at prime plus one percent (10.5% at June 30, 2000) and collateralized by all the assets of the Company.

  Credit Facility
  On August 10, 2000, The Company entered into a Loan Agreement ("the Credit Facility") with Bank of Texas, N.A. The Credit Facility, which replaces the borrowing arrangements described above, consists of a $1,500,000 revolving credit facility (the "Revolving Facility"), a $1,300,000 term loan facility (the "Term Facility") and a $5,000,000 acquisition line of credit (the "Acquisition Facility"). The Revolving Facility matures on August 10, 2001, with interest payable monthly and unpaid principal due upon maturity. The Term Facility, all of which was borrowed on August 10, 2000, matures on August 10, 2004 and requires monthly principal and accrued interest payments. The Acquisition Facility permits the Company, subject to certain conditions, to borrow money in connection with future acquisitions. Under the Acquisition Facility, borrowings for a given acquisition may revolve for a period of 180 days, at which time such borrowings are repayable under a four-year term loan arrangement. The Credit Facility bears interest at prime plus 0.5% and is collateralized by substantially all of the Company's assets.

  The Company's borrowing arrangements with Bank of Texas, N.A. contain various financial covenants which require the Company to maintain a specified ratio of current assets and liabilities, maintain a certain level of net worth and limit capital expenditures. The borrowing arrangements also contain covenants that, among other things, limits the Company's ability to incur additional liens and indebtedness, make certain kinds of investments, make certain asset dispositions and acquisitions, make distributions or pay dividends to its stockholders, purchase or redeem its capital stock and merge or consolidate with any other entity.

  Maturities of Long-Term Debt
  Aggregate maturities of the Company's long-term debt obligations at June 30, 2000 were as set forth below. These amounts give effect to the refinancing described above:


         Year ended June 30,
         -------------------
         2001                     $   66,602
         2002                      1,917,073
         2003                         77,670
         2004                         86,229
         2005                         15,267
                                  ----------
                                  $2,162,841
                                  ==========

6.Income Taxes
  ------------

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  The significant components of the Company's deferred tax assets and liabilities at June 30, 2000 were as follows:

   Deferred tax assets:
      Accounts receivable valuation allowance        $   25,420
      Inventory costs capitalized for tax purposes       11,510
      Research and devlopment tax credits                13,420
      Net operating loss carryforwards                  126,500
                                                     ----------
               Total deferred tax assets                176,850

      Deferred tax liabilities:
      Property and equipment differences in
        depreciation methods                            111,210
      Software costs, differences in
        capitalization methods                           57,820
      Other                                               3,110
                                                     ----------
               Total deferred tax liabilities           172,140
                                                     ----------
                     Net deferred tax asset          $    4,710
                                                     ==========

  Income tax expense consisted of the following:

                                                Year Ended June 30,
                                                -------------------
                                                  2000       1999
                                                --------    -------
     Current tax expense:
      Federal                                   $   -      $   -
      State                                       36,400       -
                                                --------   --------
                                                  36,400       -
     Deferred tax expense:
      Federal                                     (5,780)      -
      State                                        1,010       -
                                                --------   --------
                                                $ 31,630   $   -
                                                ========   ========

  The differences between income tax expense at the federal statutory rate and the Company's effective tax rate were as follows:
                                                Year Ended June 30,
                                                 ------------------
                                                  2000       1999
                                                --------    -------
     Federal statutory rate                       33%        33%
     State taxes                                  13%         -
     Non-deductible expenses                       8%         -
     Research and development
      activities credit                           (5%)        -
     Net operating loss carryforwards            (46%)      (33%)
     Other                                         9%         -
                                                --------   -------
     Effective tax rate                           12%         -
                                                --------   -------

  At June 30, 2000, the Company had available net operating loss
  ("NOL") carryforwards of approximately $1,380,000 which may be used to reduce future taxable income and begin to expire in 2000 through 2020. NOLs related to businesses acquired of approximately $1,300,000 are subject to certain annual limitations.

7.Commitments
  -----------

  Leases
  The Company's retail pharmacy, wholesale distribution and corporate office facilities are leased under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $225,000 and $12,800 for the years ended June 30, 2000 and 1999, respectively.

  Future minimum lease payments under non-cancelable operating leases are as follows:

         Year ended June 30,
         -------------------
         2001                      $  445,200
         2002                         395,700
         2003                         348,500
         2004                         165,600
                                   ----------
                                   $1,355,000
                                   ==========

  Employment Agreements
  In April of 2000, employment agreements were executed with three officers of the Company. These agreements provide for annual base salaries with terms of two to five years expiring at various dates through March 2005. The agreement entered into with one officer may also require the issuance of an option to acquire 1,000,000 shares of the Company's common stock. As of June 30, 2000, a stock option plan to permit issuance of the option had not been adopted by the Company.

  The Company has also entered into employment agreements in connection with its acquisition of Total Pharmacy. The Total
  Pharmacy agreements provide for annual salaries and expire in March 2005.

  Future minimum payments under these agreements are as follows:

         Year ended June 30,
         2001                      $  455,000
         2002                         423,750
         2003                         298,750
         2004                         205,000
         2005                         153,750
                                   ----------
                                   $1,536,250
                                   ==========

  Software Licensing Agreement
  The Company has entered into a licensing agreement with a party involved in the initial development of the Company's Internet-based pharmaceutical care information system. Under the agreement, the Company has been granted the rights to various copyrighted databases and related software libraries. The agreement also includes rights to sublicense the software to the Company's customers. The agreement requires the Company pay an annual licensing fee of $5,000 and per user royalty fees as specified under the agreement. The Company may terminate its obligation as provided for in the agreement.

8.   Stockholders' Equity
     --------------------

  Preferred Stock
  The Company has authorized 250,000,000 shares of preferred stock, which may be issued in series with rights and preferences as designated by the Company's board of directors.

  Series A Preferred Stock
  In connection with the acquisitions described in Notes 2 and 3, the Company issued 3,024,581 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of the Company's common stock. The conversion into common stock is restricted as described in Note 2 (n).

  Restricted Stock Awards
  In March 2000, the Company awarded 92,000 shares of restricted stock to certain employees. These shares are nontransferable and subject to forfeiture in the event employment is terminated within an eighteen-month vesting period. The estimated fair value of shares awarded was $200,000, which has been recorded as a separate component of stockholders' equity. Compensation expense is being amortized over the vesting period. During 2000, the Company recognized related compensation expense of $32,430 and a total of 3,000 shares were forfeited.

9.   Concentrations and Credit Risk
     ------------------------------

  Accounts receivable consists primarily of amounts receivable from third-party payment providers (insurance companies and government agencies) under various medical reimbursement programs. Certain third-party receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. Concentrations of credit risk associated with these accounts receivable are considered minimal due to the Company's diverse customer base.

  The Company does not generally require collateral in connection with credit sales to its customers. Management periodically evaluates the creditworthiness of the Company's customers and believes the allowance for doubtful accounts is adequate.



10.  Employee Benefit Plans
     ----------------------

  Through its subsidiaries, the Company maintains two defined contribution plans. The plans collectively benefit most full-time employees of the Company and provide for employer matching contributions ranging from 3% to 6% of annual compensation. Combined employer's matching contributions for the plans were approximately $10,400 and $0 in 2000 and 1999, respectively.

11.  Business Segment Information
     ----------------------------

  The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in financial statements.

  The Company's operations are principally managed on a products and services basis and are comprised of the following reportable segments: Pharmacy Operations, Non-Drug Products and Online Pharmacy Services. Through its pharmacy operations, the Company offers prescription and over-the-counter medications, durable medical products and other general merchandise. Non-drug products represent the wholesale distribution of pharmacy supplies and related accessory items sold to independent pharmacies, national retail chains and hospitals. The Company also provides online pharmacy services through an Internet web-site primarily used by hospice facilities located in the Dallas/Fort Worth, Texas metropolitan area.

  Management evaluates the performance of its operating segments based on segment earnings, which is defined as income before income taxes, interest, depreciation and amortization.

  Company management is actively pursuing strategic purchases of existing pharmacy-related enterprises and as such has combined certain corporate assets with the Pharmacy Operations segment.

  Information for the year ended June 30, 1999 has not been provided since the Company's principal operations had not yet begun during that period.

  Summarized segment information for fiscal June 30, 2000 is as follows:

    Segment Revenues:
     Pharmacy operations           $10,497,700
     Non-drug products                 856,300
     Online pharmacy services          123,100
                                   -----------
         Total segment revenues    $11,477,100
                                   ===========

    Segment Earnings:
     Pharmacy operations           $   920,000
     Non-drug products                  82,600
     Online pharmacy services         (128,200)
                                   -----------
         Total segment earnings        874,400
                                   -----------

    Corporate                         (366,200)
    Interest and financing
      expense, net                     (93,600)
    Depreciation and
      amortization                     (85,900)
    Acquisition costs                  (54,200)
                                   -----------

    Income before income taxes     $   274,500
                                   ===========

    Segment Assets:
     Pharmacy operations           $5,523,600
     Non-drug products                741,100
     Online pharmacy services       2,786,400
                                   ----------
         Total segment assets       9,051,100
                                   ----------

     Corporate                        206,000
   Goodwill resulting from
    business acquisitions, net
                                    1,239,800
                                  -----------
         Total assets             $10,496,900
                                  ===========


12.  Subsequent Events (unaudited)
     ----------------------------

  On August 10, 2000, the Company acquired certain infusion pharmacy assets from subsidiaries of Amedisys, Inc., a provider of home healthcare services. The Company acquired the ongoing operations of three infusion pharmacies for cash consideration of $1,750,000. In the transaction, the Company acquired all tangible and intangible assets, except for cash and accounts receivable, which were retained by the seller.

  In July 2000, the Company entered into a non-binding letter of intent to purchase a pharmcay company that operates two retail pharmacies located in North Texas. The proposed consideration for the acquisition consists of $800,000 payable in the Company's Series A Preferred Stock and $400,000 of cash.




                     **************************

INDEX TO EXHIBITS


2.1 Stock Purchase Agreement dated as of March 9, 1999 (filed as Annex "A" to the Registrant's Definitive Proxy Statement
       filed on September 7, 1999, and incorporated herein by
       reference)
2.2    Agreement and Plan of Merger dated as of December 9, 1999
       (filed as Exhibit 10.1 to the Registrant's Form 8-K on
       January 5, 2000, and incorporated herein by reference)
2.3    Share Exchange Agreement dated as of December 30, 1999
       (filed as Exhibit 10.1 to the Registrant's Form 8-K on
       January 14, 2000, and incorporated herein by reference)
2.4    Agreement and Plan of Merger dated as of  March 31, 2000
       (filed as Exhibit 2.1 to the Registrant's Form 8-K on April
       14, 2000, and incorporated herein by reference)
2.5    Bill of Sale and Asset Purchase Agreement dated as of August
       10, 2000 but effective August 1, 2000 by and among Park Infusion Services, LP and Amedisys, Inc. and certain of its subsidiaries. (filed as Exhibit 2.1 to the Registrant's Current Report on
       Form 8-K dated August 10, 2000 and filed August 25, 2000, and incoporated herein by reference)
3.1*   Articles of Incorporation
3.2    Articles of Amendment to the Articles of Incorporation
       (filed as Exhibit 3.1.2 to the Registrant's Amendment No. 1 to Form 10-KSB for fiscal year ended June 30, 1998, and incorporated by reference herein)
3.3    Articles of Amendment and Statement of Designation of Series
       A Preferred Stock (filed as Annex "B" to the Registrant's Definitive Proxy Statement filed on September 7, 1999, and incorporated herein by reference)
3.4*   Amended and Restated Bylaws of Park Pharmacy Corporation
10.1 Loan Agreement dated as of August 10, 2000, by and among Park Pharmacy Corporation, Dougherty's Pharmacy, Inc., Raven's Pharmacy, Inc., Total Pharmacy Supply, Inc., Rx-Pro.Com, Inc. and Park Infusion Services, LP, as borrowers, and Bank of Texas, N.A., as lender, and related Promissory Notes and Pledge and Security Agreements. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 10, 2000 and filed August 25, 2000, and incorporated herein by reference)
10.2*  Form of Executive Employment Agreement
21.1*  Subsidiaries of the Registrant
27.1*  Financial Data Schedule


* Filed herewith