Form 10KSB/A
period 2000-06-30
PARK PHARMACY CORP
filed 2000-10-30
CIK 798539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          Form 10-KSB/A

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
(State or other jurisdiction            (I.R.S. Employer incorporation
   organization)                            or Identification No.)

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

     The number of shares outstanding of each of the issuer's classes of common equity as of September 26, 2000 was 4,529,551.

     Transitional Small Business Disclosure Format (check one):
Yes      No   X
   -----    -----


               DOCUMENTS INCORPORATED BY REFERENCE

                              NONE

                             ITEM 9.

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                       OF THE EXCHANGE ACT

Directors and Executive Officers

     Set forth below are the names and ages of our directors and executive officers, the positions they have held with our company and periods of service, and a description of their business experience during the last five years. We have also indicated below whether our director serves as a director of any other publicly-held company.

     Joe B. Park, R.Ph. - Age 63, has served as Director and Chairman of the Board of our company since October of 1999. Mr. Park owned and served as the president of Dougherty's Pharmacy, Inc. from 1959 until our acquisition of Dougherty's in December of 1999. Mr. Park is an active member of the Dallas County Pharmaceutical Society where he has served in various capacities including past president. Mr. Park is also an active member of the Texas Pharmaceutical Association, National Council of Hospice Professionals and the International Academy of Compounding Pharmacists.

     Thomas R. Baker - Age 58, has served as Director, President and Chief Executive Officer of our company since October 1999. From June 1998 until October 1999, Mr. Baker served as president and chief operating officer of a development-stage company that was a predecessor to our company prior to our reverse acquisition transaction with Power Cell, Inc. in October 1999. From 1993 to June 1998, Mr. Baker served as managing partner and senior consultant for Management-by-Action, Inc., a specialized management consulting firm. From 1991 to 1993, Mr. Baker served as president and chief executive officer of Medical Warning Systems, Inc., a medical products company. From 1986 to 1991, Mr. Baker served as director of mergers and acquisitions and president of West Coast operations for Home Shopping Network, Inc.

     Jim Moncrief - Age 48, has served as a Director of our company since June 2000 and Executive Vice President of our company since April 2000. From May 1997 through March 2000, Mr. Moncrief was vice president of marketing for Hoak Breedlove Wesneski & Co., a Dallas-based investment banking firm. From 1994 through May 1997, Mr. Moncrief was responsible for business development at The Perryman Group, a national litigation support company.

     Gwendolyn L. Park - Age 63, has served as a Director and Secretary of our company since its inception. Mrs. Park has served as Secretary, Treasurer and Office Manager of Dougherty's since 1980. Mrs. Park has been active in the Auxiliary to the Dallas County Pharmaceutical Society, holding various positions and served as president. Mrs. Park has also been active in the Texas Pharmaceutical Association.

     Richard M. Allen, R.Ph. - Age 53, has served as Director of our company since June 2000 and as Chief Operating Officer of our subsidiary, Park Infusion Services, L.P., since August 2000. Mr. Allen has also served as Clinical Infusion Director for Dougherty's Homecare Infusion, a division of Dougherty's Pharmacy since March 1997. From 1991 to 1997, Mr. Allen was a past pharmacy director of Option Care, a nationally based home infusion company. Prior to that time, he owned and served as the chief executive officer of North Star Pharmacy, Inc. Mr. Allen has twenty-five years experience in retail and home infusion pharmacy. Mr. Allen has served as founding director of Texas Heritage Savings & Loan, Rowlett, Texas and director of First Federal Savings Bank, Denton, Texas and presently serves on the board of directors of Jefferson Heritage Bank, St. Louis, Missouri.

We intend to add additional qualified members to our Board of Directors in the future. Each of the persons listed above are expected to nominated for election as Directors for the upcoming
2000 Annual Meeting of Stockholders.

Key Management Employees

     Set forth below are the names and ages of certain key management employees of our company and a brief description of their prior experience and qualifications.

     Joe Brayton - Age 41, has served as the Chief Operating Officer of our subsidiary, Rx-Pro.Com, Inc., since April 2000. From 1999 until joining our company, Mr. Brayton served as a consultant to Rx-Pro.Com, Inc. and was instrumental in the development of the company's Internet-based systems. From 1995 to 1999, Mr. Brayton served as senior vice president of technology for jASCorp, a pharmacy software company. Mr. Brayton is a Certified Public Accountant, Certified Management Accountant and Certified Information Systems Auditor.

     John D. Sommerhalder - Age 35, has served as Chief Financial Officer of our subsidiary, Rx-Pro.Com, Inc., since April 2000. From 1998 to 2000, Mr. Sommerhalder served as vice president of investment banking for Hoak Breedlove Wesneski & Co., a Dallas-based investment banking firm. Prior to joining Hoak Breedlove Wesneski & Co., Mr. Sommerhalder held various positions with Andersen Consulting, Banc One Capital Partners and Bank One.

Family Relationships

     Joe B. Park, a Director and our Chairman and controlling shareholder, and Gwendolyn Park, a Director and our Secretary, are husband and wife. Mrs. Park received $26,880 in consideration for her services to our company during the fiscal year ended June 30, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of Park Pharmacy's common stock must report their initial ownership of the common stock and Series A preferred stock, and any changes in that ownership, to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the Securities and Exchange Commission and written representations of our directors and executive officers,
(i) Mr. Joe B. Park failed to timely report three changes in his ownership relating to his receipt of shares in connection with our acquisition of Dougherty's Pharmacy, Inc. and Rx-Pro.Com, Inc., and his conveyance of shares held by him personally to a family limited partnership; (ii) Ms. Gwendolyn L. Park failed to report two changes in ownership relating to her indirect ownership of shares held by Mr. Joe B. Park, (iii) Mr. Baker failed to timely report a change in his ownership relating to gifts of shares to his relatives; and (iv) Messrs. Allen, Brayton, Moncrief and Sommerhalder, each failed to timely file their initial ownership reports (although such persons did not own any shares of our stock during the fiscal year).

                            ITEM 10.

                     EXECUTIVE COMPENSATION

     Summary Compensation. The following table shows for the fiscal years ended June 30, 1998, 1999 and 2000, compensation awarded or paid to, or earned by, each person that served as our Chief Executive Officer during the 2000 fiscal year. None of our executive officers earned more than $100,00 in salary and bonuses during such periods.


                        Summary Compensation Table

                                                               Long-Term
                                                             Compensation
                                  Annual Compensation           Awards
                              ---------------------------    ------------
                                                              Restricted
Name and Principal                             Other Annual      Stock          All Other
     Positions       Year    Salary    Bonus   Compensation    Awards ($)      Compensation
------------------- ------   -------   -----   ------------  ------------     -------------
Thomas R. Baker      2000    $51,923     -          -              -                -
 Chief Executive     1999       -        -          -              -                -
 Officer, President  1998       -        -          -              -                -
 and Director
                                -
James C. Rambin (1)  2000       -        -          -          30,000(2)            -
                     1999       -        -          -              -                -
                     1998       -        -          -              -                -


___________________
(1) Mr. Rambin served as the Chief Executive Officer of Power Cell, Inc., a predecessor to our company, until October 19, 1999.
(2) Represents value of 50,000 shares of Series A preferred stock received by Mr. Rambin as compensation in fiscal 2000.

Stock Options

     No Stock Options were granted in fiscal 2000, and there were no outstanding stock options to acquire shares of our company during our last fiscal year.

Compensation of Directors

     None of our Directors received any compensation for service as Director during the fiscal year ended June 30, 2000.

Employment Contracts and Change in Control Arrangements

     We have entered into an employment contract with Mr. Baker. Mr. Baker receives an annual base salary of $125,000 under his contract. Mr. Baker's agreement is dated August 6, 2000, and he serves at the discretion of Joe B. Park, our Chairman. His agreement provides for renewals for successive 1-year periods upon the expiration of the initial term, unless terminated at the expiration of the initial term or any renewal term upon sixty
(60) days prior written notice. His agreement provides that it may be terminated "for cause," which generally means (i) failing to perform applicable duties after written notice and thereafter failing to correct the performance within ten (10) days, (ii) engaging in conduct injurious to our company, (iii) being convicted of a felony or other crime of moral turpitude, or (iv) engaging in misconduct or dishonest conduct of a material nature that impugns an employee's reputation in the community or impairs his ability to perform duties to our company. His employment contract also contains non-solicitation and confidentiality provisions, as well as a prohibition on competitive activities during the terms of the employment contract and for a period of two years after termination.

                            ITEM 11.

                  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

     This table shows, as of September 1, 2000, the beneficial ownership of Park Pharmacy common stock and Series A preferred stock by

          * each person known to us to be the beneficial owner of more than 5% of our common stock and/or Series A preferred stock;

          *  each director;

          *  each executive officer named in the Summary
             Compensation Table on page 4; and

          *  all directors and executive officers as a group.

     Except as noted in the footnotes to the table, each person has sole voting and investment power over the shares shown in this table.




                                                      Amount and Nature of
                     Amount and Nature of Series A        Common Stock
                            Preferred Stock            Beneficially Owned
                       Beneficially Owned (1)(2)             (1)(2)
                     -----------------------------    --------------------
                      Number of                       Number of                 Percentage of
                       Shares                          Shares                     all Voting
Name of Beneficial  Beneficially     Percent of     Beneficially    Percent of    Securities
      Owners            Owned         Class (3)         Owned       Class (3)        (4)
-------------------   -------------   ------------- -------------  ------------ -------------
Beneficial Owners of
 5% or More of our
 Common or Series A
 Preferred Stock:
  S. A. Hellerstein (5)          -               -      1,089,235         24.0%         3.1%
  Trustee for the
  Farkas Trusts
  1139 Delaware Street
  Denver, Colorado 80204

  Financial Investment           -               -        363,078          8.0%         1.0%
  Partners (6)
  208 S. LaSalle
  Street, Suite 1040
  Chicago, Illinois
  60604-1101

  Marich Investments,      100,000             3.3%       452,314         10.0%         4.2%
   Ltd. (7)
  821 9th Street
  Greeley,
  Colorado  80631

Directors and Named
Executive Officers:
  Joe B. Park (8)(9)     2,341,233            77.5%             -            -         67.3%
  Thomas R. Baker (8)      183,373             6.1%                                     5.3%
  Jim Moncrief (8)               -               -              -            -            -
  Gwendolyn Park                 -               -              -            -            -
   (8)(10)
  Richard M. Allen (8)           -               -          1,000            *            *
  James C. Rambin (11)     150,000(12)         5.0%       452,314 (13)    10.0%         5.6%
All Executive            2,524,606            83.6%         1,000            *         72.6%
  Officers and
  Directors as a
  Group (7 persons)(14)


_________________
*    Less than one percent.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days of September 28, 2000 are deemed to be beneficially owned by the person holding such options for the purpose of computing the beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person.
(2) Holders of common stock are entitled to one (1) vote per share. Holders of Series A preferred stock are entitled to ten
    (10) votes per share.
(3) Applicable percentage of ownership is based on 4,529,551 voting shares of common stock and 3,020,430 voting shares of Series A preferred stock outstanding on September 28, 2000.
(4)  For matters where all stockholders vote as a single class.
(5) Includes 1,089,235 shares held by the Farkas Trusts, a group of trusts of which the beneficiaries include family members of Howard L. Farkas, a former director of our company. S. A. Hellerstein serves as the Trustee of the Farkas Trusts and exercises voting and investment control over these shares. Mr. Farkas disclaimed beneficial ownership of the shares owned by the Farkas Trusts.
(6) This entity is composed of certain interests of family members of Burton W. Kanter, a former director of our company. Mr. Kanter disclaims beneficial ownership of the shares owned by this entity.
(7)  Janet M. Dickson serves as Trustee of the Marich Family
     Trust, a trust established for the beneficiaries of family members of Rudy Marich, a former officer and director of our company. Ms. Dickson exercises voting and investment control with regard to the securities.
                                 -5-

(8) The address for each director and executive officer is 10711 Preston Road, Suite 250, Dallas, Texas 75230.
(9) Includes 2,308,733 shares of Series A preferred stock owned by Park Family Limited Partnership over which Mr. Park exercises voting and investment control.
(10) Ms. Park is the wife of Joe B. Park. Excludes shares held by Mr. Park.
(11) Mr. Rambin resigned as our chief executive officer and as a director on October 19, 1999.
(12) Includes 100,000 shares held by the Rambin Family Trust over which Mr. Rambin exercises voting and investment power as Trustee of the Trust. The beneficiaries of the Rambin Family Trust are Ronald E. Rambin, J. Steven Rambin, and Michael C. Rambin, each of whom are sons of Mr. James C. Rambin.
(13) Includes 453,314 shares held by the Rambin Family Trust over which Mr. Rambin exercises voting and investment power as Trustee of the Trust. The beneficiaries of the Rambin Family Trust are Ronald E. Rambin, J. Steven Rambin, and Michael C. Rambin, each of whom are sons of Mr. James C. Rambin.
(14) Excludes shares beneficially owned by James C. Rambin, a former officer and director of our company.

     On October 19, 1999, we consummated a Stock Purchase Agreement with Park Pharmacy Corporation (a predecessor to our Company), Joe B. Park, Thomas R. Baker and David W. Frauhiger.
As a result of this transaction, Messrs. Park, Baker and Frauhiger acquired 80% of our voting stock, with Mr. Park controlling a majority of our voting stock and elected a majority of the directors of our Company. In addition, in connection with that transaction, our shareholders approved amendments to our Articles of Incorporation that authorize us to issue classes of preferred stock determined by our Board of Directors.

                            ITEM 12.

         CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

     As a result of the Stock Purchase Agreement dated
October 19, 1999, Joe B. Park, our Chairman, became a controlling shareholder of our Company. In connection with the transaction, James C. Rambin, our former director and chief executive officer, received 50,000 shares of Series A preferred stock in satisfaction bonus arrangements approved during the 1998 fiscal year. In addition, at the closing of the agreement, the Marich Family Trust and the Rambin Family Trust, each of which owned approximately 23% of our issued and outstanding shares prior to the transaction, exchanged one million shares of our common stock for 100,000 shares of our Series A preferred stock.

     On December 21, 1999, we acquired all of the outstanding shares of Rx-Pro.Com, Inc. The shareholders of Rx-Pro.Com, Messrs. Joe B. Park, Jack R. Munn and John A. Blomgren, each served as directors of our Company at the time of the acquisition and each received 32,500 shares (for an aggregate of 97,500 shares) of our Series A preferred stock. Mr. Park was also our chairman and controlling shareholder at the time of the acquisition.

     On December 30, 1999, we acquired all of the issued and outstanding stock of Dougherty's Pharmacy, Inc. from the Park Family Limited Partnership. Our Chairman, Joe B. Park, and his brother J.H. Park, own a 54.45% and 44.55% interest in the partnership. Mr. Joe B. Park was a director and the controlling shareholder and Chairman of our Company at the time, and the partnership received 45,000 shares of our Series A preferred stock in that transaction.

                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2000.


                                PARK PHARMACY CORPORATION,
                                a Colorado corporation


                                By:  /s/ Thomas R. Baker
                                --------------------------------
                                Name: Thomas R. Baker
                                Title: President and
                                       Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed on the 30th day of October, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature               Title                   Date
---------               -----                   ----

/s/ Thomas R. Baker     President, Chief        October 30, 2000
-------------------     Executive Officer and
Thomas R. Baker         Director (Principal
                        Executive Officer,
                        Principal Financial
                        Officer and Principal
                        Accounting Officer)


/s/ James W. Moncreif   Executive Vice          October 30, 2000
----------------------- President and Director
James W. Moncrief


/s/ Joe B. Park
----------------------- Chairman of the Board   October 30, 2000
Joe B. Park             of Directors


/s/ Gwendolyn L. Park
----------------------- Secretary, Treasurer    October 30, 2000
Gwendolyn L. Park       and Director


/s/ Richard M. Allen
----------------------- Chief Infusion          October 30, 2000
Richard M. Allen        Director and Director