Form 10QSB
period 2000-09-30
PARK PHARMACY CORP
filed 2000-11-14
CIK 798539

187265_1.doc                      2
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from                  to
                                        ----------------    -----------

Commission File Number          000-15379
                        --------------------------

                            Park Pharmacy Corporation
           ----------------------------------------------------------
           (Exact Name of Small Business as Specified in its Charter)

                  Colorado                               841029701
       ------------------------------               -----------------

      (State or Other Jurisdiction of               (I.R.S.Employer
       Incorporation or Organization)            Identification Number)

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

                                                      Yes    No
                                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date(October 31, 2000):
 4,419,551
 ----------

Transitional Small Business Disclosure Format (check one):  Yes    No
                                                            ---    ---

                                TABLE OF CONTENTS




                             PART I - FINANCIAL INFORMATION

                                                            Page

Item 1.   Financial Statements

          Consolidated balance sheet - September 30, 2000
          (unaudited)                                         1

          Consolidated statements of operations
          (unaudited) - three months ended
          September 30, 2000 and 1999                         2

          Consolidated statements of cash flows
          (unaudited) - three months ended
          September 30, 2000 and 1999                         3

          Notes to consolidated financial statements          4

Item 2.   Management's Plan of Operation                      7


                   PART II - OTHER INFORMATION

Item 5.   Other Information                                  10

Item 6.   Exhibits and Reports on Form 8-K                   10

Signature Page                                               11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                         September 30, 2000

                               ASSETS
                               ------

CURRENT ASSETS:
 Cash                                                     $   123,655
 Accounts receivable, net of $183,300 allowance for
  doubtful accounts                                         4,682,707
 Inventories                                                2,271,656
 Prepaid expense and other                                     38,441
                                                          -----------
        Total current assets                                7,116,459

PROPERTY AND EQUIPMENT, net of $801,300 accumulated
  depreciation                                              1,044,487

SOFTWARE COSTS                                              2,222,365

GOODWILL, net of $62,300 accumulated amortization           2,743,198

OTHER ASSETS                                                  227,574
                                                          -----------

        Total assets                                      $13,354,083
                                                          ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------


CURRENT LIABILITIES:
 Accounts payable and accrued expenses                    $ 2,745,234
 Note payable and current portion of long-term debt         1,972,263
                                                          -----------
        Total current liabilities                           4,717,497

LONG-TERM DEBT, net of current portion                      2,540,550

STOCKHOLDERS' EQUITY:
 Preferred stock                                                3,025
 Common stock                                                     451
 Additional paid-in capital                                 6,060,295
 Retained earnings                                            158,242
 Unearned compensation-restricted stock award                (125,977)
                                                          -----------
        Total stockholders' equity                          6,096,036
                                                          -----------

             Total liabilities and stockholders'
              equity                                      $13,354,083
                                                          ===========
                                 - 1-

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            ------------------------
                                               2000          1999
                                            -----------   ----------

REVENUES:
  Product sales, net                        $ 7,695,810   $        -
  Online sales, net                              18,260            -
                                            -----------   ----------
        Total revenues                        7,714,070            -

OPERATING EXPENSES:
  Cost of goods sold                          4,903,796            -
  Selling, general and administrative
    expenses                                  2,629,852          184
  Depreciation and amortization                  65,127        2,706
                                            -----------   ----------
        Total operating expenses              7,598,775        2,890

        Operating income (loss)                 115,295       (2,890)

OTHER INCOME (EXPENSE):
  Interest expense, net                         (82,948)           -
  Financing expenses                            (15,067)           -
  Other income                                   45,960            -
                                                          ----------
        Total other expense                     (52,055)           -
                                                          ----------

        Income (loss) before taxes               63,240       (2,890)

INCOME TAX EXPENSE                               38,000            -
                                            -----------   ----------

NET INCOME (LOSS)                           $    25,240   $   (2,890)
                                            ===========   ==========

NET INCOME (LOSS) PER COMMON SHARE, basic
   and diluted                              $         -   $        -
                                            ===========   ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, basic and diluted (Note 7)    34,754,000    7,600,000
                                            ===========   ==========

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                               Three Months Ended
                                                  September 30,
                                             -----------------------
                                                2000          1999
                                             -----------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)                        $    25,240    $ (2,890)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
    Depreciation and amortization                 65,127       2,706
    Amortization of debt issuance costs           15,067           -
    Amortization of unearned compensation         31,826           -
Changes in operating assets and
 liabilities, net of acquisitions:
    Increase in accounts receivable,
     inventories, prepaid expenses            (1,862,524)          -
       and other
    Increase in accounts payable and
     accrued expenses                            512,176           -
    Increase in other assets                     (13,985)          -
                                             -----------    --------
          Net cash used in operating
           activities                         (1,227,073)       (184)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment           (62,346)          -
   Payments in connection with businesses
    acquired                                  (1,846,236)          -
   Acquisition related costs                     (15,179)          -
                                             -----------    --------
          Net cash used in investing
           activities                         (1,923,761)          -

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                2,742,252           -
   Repayment of note payable and long-term
    debt                                        (392,280)          -
   Deferred financing costs                      (11,429)
                                             -----------    --------
          Net cash provided by financing
           activities                          2,338,543           -

NET DECREASE IN CASH                            (812,291)       (184)

CASH, beginning of period                        935,946       1,000
                                             -----------    --------

CASH, end of period                          $   123,655        $816
                                             ===========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                             $    85,000    $      -
                                             ===========    ========
   Income taxes paid                         $         -    $      -
                                             ===========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


1.   Unaudited Information
     ---------------------

  The balance sheet as of September 30, 2000 and the statements of operations for the three month periods ended September 30, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2000 and the results of its operations for the three months ended September 30, 2000 and 1999.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's most recent financial statements included in its report on Form 10-KSB for the year ended June 30, 2000 filed with the Securities and Exchange Commission.

2.   Organization and Basis of Presentation
     --------------------------------------

  The accompanying financial statements are those of Park Pharmacy Corporation ("the Company"), the stockholders of which acquired Power-Cell, Inc. in October 1999. This transaction was accounted for as an acquisition by the Company of Power-Cell's net assets and a reorganization under Power-Cell's capital structure ("reverse acquisition"). In connection with the reverse acquisition, 2,567,816 shares of newly designated Series A Preferred Stock were issued to the Park stockholders; two Power-Cell stockholders were issued 200,000 shares of Series A Preferred Stock in exchange for their common stock; and 72,750 shares of Series A Preferred Stock were issued in satisfaction of outstanding Power-Cell liabilities. Each share of the Series A Preferred Stock is convertible into ten shares of the Company's common stock and may not be converted prior to June 30, 2001.

3.   Acquisitions
     ------------

  In December 1999, the Company acquired RX-Pro.Com, Inc. and Dougherty's Pharmacy, Inc. For accounting purposes, each acquisition is considered to be effective as of December 31, 1999, and the results of operations of the acquired entities are consolidated with the Company beginning on January 1, 2000. On March 31, 2000, the Company acquired Total Pharmacy Supply, Inc. ("Total Pharmacy"). The Company's consolidated financial statements include Total Pharmacy's operating results beginning April 1, 2000.

  On August 10, 2000, the Company acquired certain infusion pharmacy assets from subsidiaries of Amedisys, Inc. The Company acquired the ongoing operations of three infusion pharmacies for cash consideration of $1,750,000 and incurred approximately $95,000 in related acquisition costs. In the transaction, the Company acquired all tangible and intangible assets, except for cash and accounts receivable, which were retained by the seller. For accounting purposes, the Company's consolidated financial statements include these operations effective August 1, 2000.

  The following pro forma information has been prepared as if the acquisitions described above had occurred at the beginning of the three month periods ended September 30, 2000 and 1999. Such information is not necessarily reflective of the actual results that would have occurred had the acquisitions occurred on those dates.

                                      2000          1999
                                  ------------   -----------
     Revenues, net                  $8,192,000    $6,778,000
     Net (loss) income              $  (27,000)   $   65,000
     Net (loss) income per
     common share,
        basic and diluted           $        -    $      .01

4.   Segment Information
     -------------------

  The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in financial statements.
  The Company's business segments for the periods covered are comprised of retail pharmacy operations ("Pharmacy"); Internet pharmacy websites ("Online Services"); wholesale distribution of pharmacy supplies ("Non-Drug"); and home health care infusion products and services ("Infusion").

  Summarized segment information as of and for the three month period ended September 30, 2000 is as follows:

     Segment Assets:
       Pharmacy              $ 5,476,000
       Online Services         2,586,000
       Non-Drug                  786,000
       Infusion                1,428,000
                             -----------
     Total segment assets     10,276,000
                             -----------

     Corporate                   335,000
     Goodwill resulting
       from business
       acquisitions, net       2,743,000
                             -----------

         Total assets        $13,354,000
                             ===========

     Segment Revenues:
       Pharmacy              $ 5,756,000
       Online Services            18,000
       Non-Drug                  822,000
       Infusion                1,118,000
                            ------------
         Total segment
      revenues              $  7,714,000
                            ============

     Segment Earnings:
       Pharmacy             $    367,000
       Online Services          (186,000)
       Non-Drug                   55,000
       Infusion                  130,000
                            ------------
     Total segment
       earnings                  366,000
                            ------------

     Corporate             (186,000)
     Interest and
     financing expense,
        net                 (98,000)
     Depreciation and
       amortization         (65,000)
     Other income            46,000
                          ---------

     Income before
       income taxes       $  63,000
                          =========

  Information as of and for the three month period ended September 30, 1999 has not been provided because the Company engaged principally only in corporate operations in that period.

5.   Subsequent Acquisition
     ----------------------

  On November 10, 2000, the Company acquired MJN Enterprises, Inc. d/b/a Total Health Care ("Total Health Care") for cash consideration of $1,150,000 and 1,450,000 shares of the Company's common stock.

6.   Earnings (Loss) Per Share
     -------------------------
  Included in the weighted average shares computation are 30,245,810 equivalent shares representing 3,024,581 shares of Series A Preferred Stock that include conversion restrictions. These shares may not be converted into the Company's common stock prior to June 30, 2001, and 2,263,700 of such shares (representing 22,637,000 equivalent shares) can only be converted ratably over a twenty-year period beginning in 2002.

                            ************

Item 2.   MANAGEMENT'S PLAN OF OPERATION

                   FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-QSB include "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters.
In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors, (b) changes in government regulation of the pharmacy industry, (c) changes in the reimbursement costs or policies of private insurance companies or federally-funded insurance programs, (d) our failure to manage its growth and integrate businesses acquired or to be acquired, and (e) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Readers are cautioned not to place undue reliance on any forward-looking statements made herein.

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


                             PART II
                        OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On November 10, 2000, we acquired the business operations of MJN Enterprises, Inc. ("MJN"), a privately-held, institutional pharmacy based in Arlington, Texas and conducting business in North Texas under the name "Total Healthcare Pharmacy." The acquisition was effected by merging MJN into a wholly owned subsidiary formed by us to effect the merger. The surviving corporation will continue to conduct the business formerly conducted by MJN as our wholly owned subsidiary, and will continue to operate under the assumed name Total Healthcare Pharmacy.

         In the transaction, Michael J. Nault, R.P.h., the sole shareholder of MJN, received cash consideration of $1,150,000 and 1,450,000 shares of our common stock (260,000 shares of which have been held back by us to satisfy indemnification obligations of Mr. Nault). Mr. Nault will serve as the President of our new subsidiary. To fund the cash portion of the acquisition, we borrowed money under our existing acquisition facility, provided by the Bank of Texas, N.A. the acquisition, which matures on August 10, 2001, permits us to borrow money to finance our acquisitions, subject to certain conditions. Under our acquisition facility, borrowing for an acquisition may revolve for a period of 180 days, at which point the borrowings are converted into a four year, fully amortizing term loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               27  Financial Data Schedule

          (b)  Reports Submitted on Form 8-K:

               (1)  A report on Form 8-K was filed on August
                   10, 2000, reporting on the closing of the
                   acquisition of infusion   pharmacy businesses
                   from Amedisys, Inc.

               (2) A report on Form 8-K was filed on November
                    13, 2000, reporting on the closing of the acquisition of MJN Enterprises, Inc., d/b/a
                    Total Health Care.

                           SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PARK PHARMACY CORPORATION


Date: November 14, 2000         /s/ Thomas R. Baker
                                ---------------------------------
                                Thomas R. Baker, President and
                               Chief Executive
                                Officer

                                INDEX TO EXHIBITS


EXHIBIT             DESCRIPTION
-------             -----------

     27             Financial Data Schedule.