Form 10QSB
period 2000-12-31
PARK PHARMACY CORP
filed 2001-02-14
CIK 798539

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000.

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
(Address of Principal Executive Offices)

Issuer's Telephone Number (214) 692-9921

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000 was 5,722,551.

Transitional Small Business Disclosure Format:

Yes	[ ]	No	[X]


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements

	Consolidated balance sheet - December 31, 2000 (unaudited)	1

	Consolidated statements of operations (unaudited) -
	three months and six months ended December 31, 2000 and 1999	2

	Consolidated statements of cash flows (unaudited) -
	six months ended December 31, 2000 and 1999	3

	Notes to consolidated financial statements	4

Item 2.	Management's Plan of Operation	6

PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	10

Item 5.	Other Information	10

Item 6.	Reports on Form 8-K	10

Signature Page		11


PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2000

ASSETS
CURRENT ASSETS:
Cash	$ 2,715
Accounts receivable, net of $563,500 allowance for doubtful accounts	7,488,781
Inventories	2,913,589
Prepaid expense and other	42,782 ---------------
Total current assets	10,447,867

PROPERTY AND EQUIPMENT, net of $839,200 accumulated depreciation	1,122,059

SOFTWARE COSTS	2,244,473

GOODWILL, net of $121,700 accumulated amortization	5,246,779

OTHER ASSETS	208,405 ---------------

Total assets	$19,269,583 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 4,973,541
Note payable and current portion of long-term debt	2,456,368 ---------------
Total current liabilities	7,429,909

LONG-TERM DEBT, net of current portion	3,941,157

STOCKHOLDERS' EQUITY:
Preferred stock	3,025
Common stock	596
Additional paid-in capital	7,804,660
Retained earnings	184,718
Unearned compensation - restricted stock award	(94,482) ---------------
Total stockholders' equity	7,898,517 ---------------

Total liabilities and stockholders' equity	$19,269,583 =========


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, ------------------------------------------------		Six Months Ended December 31, ----------------------------------------------
	2000 --------------------	1999 -----------------	2000 ---------------	1999 ----------------

REVENUES:
Product sales, net	$10,294,815	$ -	$17,990,625	$ -
Online sales, net	61,565 ----------------	- --------------	79,825 ---------------	- ----------------
Total revenues	10,356,380	-	18,070,450	-

OPERATING EXPENSES:
Cost of goods sold	6,244,617	-	11,148,413	-
Selling, general and administrative expenses	3,818,367	43,385	6,448,219	100,849
Depreciation and amortization	97,033	592	162,160	1,184
Merger and acquisition expenses	- ----------------	38,680 --------------	- ---------------	71,731 ----------------
Total operating expenses	10,160,017	82,657	17,758,792	173,764

Operating income (loss)	196,363	(82,657)	311,658	(173,764)

OTHER INCOME (EXPENSE):
Interest expense, net	(117,839)	-	(200,787)	-
Financing expenses	(15,066)	-	(30,133)	-
Other income	15,018 -----------------	- -------------	60,978 ----------------	- ----------------
Total other expense	(117,887) ----------------	- -------------	(169,942) ----------------	- ----------------

Income (loss) before taxes	78,476	(82,657)	141,716	(173,764)

INCOME TAX EXPENSE	52,000 ----------------	- -------------	90,000 ----------------	- --------------

NET INCOME (LOSS)	$ 26,476 =========	$ (82,657) ========	$ 51,716 =========	$ (173,764) =========

NET INCOME (LOSS) PER SHARE, basic and diluted	$ - =========	$ (.02) ========	$ - =========	$ (.04) =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted (Note 5)	35,558,000 =========	4,419,000 ========	35,156,000 =========	4,419,000 =========


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31, ----------------------------------------
	2000 ----------------	1999 ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$ 51,716	$ (173,764)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	162,160	1,184
Amortization of debt issuance costs	30,133	-
Amortization of unearned compensation	63,320	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, inventories, prepaid expenses and other	(4,202,415)	-
Accounts payable and accrued expenses	2,299,729	181,000
Other assets	(2,546) -------------	(4,850) ---------------
Net cash (used in) provided by operating activities	(1,597,903)	3,570

CASH FLOW FROM INVESTING ACTIVITIES:
Expenditures on behalf of subsequently acquired subsidiary	-	(124,000)
Purchases of property and equipment	(129,617)	-
Increase in software costs	(22,108)	-
Payments in connection with businesses acquired	(3,073,951)	-
Acquisition related costs	(22,515)	-
Cash acquired in acquisition	- --------------	511,900 ---------------
Net cash (used in) provided by investing activities	(3,248,191)	387,900

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable and long-term debt	5,110,892	124,000
Repayments of note payable and long-term debt	(1,186,600)	-
Deferred financing costs	(11,429) -------------	- ---------------
Net cash provided by financing activities	3,912,863	124,000

NET (DECREASE) INCREASE IN CASH	(933,231)	515,470

CASH, beginning of period	935,946 -------------	1,000 ---------------

CASH, end of period	$ 2,715 ========	$ 516,470 =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 203,000 ========	$ - =========
Income taxes paid	$ - ========	$ - =========


NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
1.	Unaudited Information

The balance sheet as of December 31, 2000 and the statements of operations for the three and six month periods ended December 31, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of December 31, 2000 and the results of its operations for the three and six months ended December 31, 2000 and 1999.

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

On August 10, 2000, the Company acquired certain infusion pharmacy assets from subsidiaries of Amedisys, Inc. The Company acquired the ongoing operations of three infusion pharmacies for cash consideration of $1,750,000 and incurred approximately $125,000 in related acquisition costs. In the transaction, the Company acquired all tangible and intangible assets, except for cash and accounts receivable, which were retained by the seller. The acquisition was recorded using the purchase method of accounting and the Company's consolidated financial statements include these operations effective August 1, 2000. The excess of cost over the fair value of the assets acquired was recorded as goodwill and is being amortized over a twenty-year period.

On November 10, 2000, the Company acquired all the outstanding common stock of MJN Enterprises, Inc. d/b/a Total Health Care Pharmacy ("Total Health Care"), an institutional pharmacy located in Arlington, Texas. In connection with this acquisition, the Company paid cash consideration of $1,150,000 and issued 1,450,000 shares of the Company's common stock (subject


to a hold-back of 260,000 shares for satisfaction of potential indemnification claims against the former owner of Total Health Care) with a fair value, based on the quoted market price of the stock, of approximately $1,744,500. The Company also incurred approximately $25,000 in related acquisition costs. The acquisition was recorded using the purchase method of accounting and the Company's consolidated financial statements include Total Health Care's operations effective November 11, 2000. The excess of cost over the fair value of the assets acquired was recorded as goodwill and is being amortized over a twenty-year period.

The following pro forma information has been prepared as if the acquisitions described above had occurred at the beginning of the six-month period ended December 31, 1999. Such information is not necessarily reflective of the actual results that would have occurred had the acquisitions occurred on that date.

Six Months Ended June 30, -----------------------------------------------
	2000 -----------------	1999 -------------------
Revenues, net	$ 21,188,000	$ 16,971,000
Net income	$ 121,000	$ 141,000
Net income per common share, basic and diluted	$ -	$ .01

4	Segment Information

The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in financial statements. The Company's business segments for the periods covered are comprised of retail and institutional pharmacy operations ("Pharmacy"); home health care infusion products and services ("Infusion"); Internet pharmacy websites ("Online Services"); and wholesale distribution of pharmacy supplies ("Non-Drug").

Summarized segment information as of and for the three and six month periods ended December 31, 2000 is as follows:

December 31,
2000 ------------------------
Segment Assets:
Pharmacy	$ 7,254,000
Infusion	2,905,000
Online Services	2,728,000
Non-Drug	876,000 -------------------
Total segment assets	13,763,000 -------------------

Corporate	260,000
Goodwill resulting from business acquisitions, net	5,247,00 --------------------

Total assets	$ 19,270,000 ===========


	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2000 ------------------	2000 -------------------
Segment Revenues:
Pharmacy	$ 7,312,000	$13,068,000
Infusion	2,032,000	3,150,000
Online Services	62,000	80,000
Non-Drug	950,000 ---------------	1,772,000 --------------
Total segment revenues	$ 10,356,000 ==========	$18,070,000 =========

Segment Earnings:
Pharmacy	$ 583,000	$ 950,000
Infusion	317,000	447,000
Online Services	(25,000)	(211,000)
Non-Drug	38,000 --------------	93,000 --------------
Total segment earnings	913,000 --------------	1,279,000 --------------

Corporate expenses	(619,000)	(805,000)
Interest and financing expense, net	(133,000)	(231,000)
Depreciation and amortization	(97,000)	(162,000)
Other income	15,000 --------------	61,000 --------------

Income before income taxes	$ 79,000 =========	$ 142,000 =========

      Information for the three and six month periods ended December 31, 1999 has not been provided because the       Company's operations consisted principally of corporate activities during those periods.

5	Earnings (Loss) Per Share

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


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

        Dramatic changes in the industry landscape for drug stores over the last several years have contributed to our market opportunity. Large, national drug store chains such as Eckerd's and Walgreen's have significantly expanded their number of locations and adjusted their operating focus by increasing the variety of products offered but decreasing the depth of those products. These locations typically seek to maximize product throughput, and the net result is a retail presence that operates more like a convenience store or mass merchandise retailer, offering certain grocery and home goods items, along with a limited inventory of prescription drugs and over-the-counter items. These companies are not able to meet the need for more technical, complex pharmacy products, like compounded antibiotic creams, narcotic drugs and infusion products that we provide.


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

        Control Costs. Over the next year, we will emphasize cost control, including both purchasing costs and operating costs. While we believe that cost management is a daily requirement, our acquisition strategy increases the need for such attention to cost.

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

       Implement New Technology Implementation and Improve Productivity. To date, technology has not been deployed to any significant extent at Park's operating companies. We are currently in the process of developing a comprehensive technology plan that will be implemented over the next two to three years. We are reviewing proposed projects and intend to establish the priority and timing of projects; however, at present, a definitive implementation schedule has not been determined.

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


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

        On December 15, 2000, we obtained a 90-day $750,000 revolving loan from Bank of Texas, N.A. to finance temporary working capital requirements. We anticipate repaying the loan on or before March 15, 2001 from the conversion of working capital assets.

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


PART II
OTHER INFORMATION
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

        On November 10, 2000, we issued 1,190,000 shares of our common stock to Michael J. Nault, R.Ph., as partial consideration for our acquisition of MJN Enterprises, Inc. In addition, we agreed to issue to Mr. Nault up to an additional 260,000 shares of common stock upon the expiration of a twelve-month holdback period if no claims for indemnification are brought by us against such shares. The shares issued to Mr. Nault were issued in a private transaction in reliance upon the exception set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 5.	OTHER INFORMATION

        On November 10, 2000, we acquired the business operations of MJN Enterprises, Inc. ("MJN"), a privately-held, institutional pharmacy based in Arlington, Texas and conducting business in North Texas under the name "Total Health Care Pharmacy." The acquisition was effected by merging MJN into a wholly owned subsidiary formed by us to effect the merger. The surviving corporation will continue to conduct the business formerly conducted by MJN as our wholly owned subsidiary, and will continue to operate under the assumed name Total Health Care.

        In the transaction, Michael J. Nault, R.Ph., the sole shareholder of MJN, received cash consideration of $1,150,000 and 1,450,000 shares of our common stock (260,000 shares of which have been held back by us to satisfy indemnification obligations of Mr. Nault). Mr. Nault will serve as the President of our new subsidiary. To fund the cash portion of the acquisition, we borrowed money under our existing acquisition facility, provided by the Bank of Texas, N.A. the acquisition, which matures on August 10, 2001, permits us to borrow money to finance our acquisitions, subject to certain conditions. Under our acquisition facility, borrowing for an acquisition may revolve for a period of 180 days, at which point the borrowings are converted into a four year, fully amortizing term loan.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

2.1

Agreement and Plan of Merger, dated as of November 10, 2000 among Park Pharmacy Corporation, MJN Enterprises, Inc., MJN Acquisition Corp. and Michael J. Nault (filed as Exhibit 2.1 to Park's Current Report on Form 8-K dated November 13, 2000 and incorporated herein by reference).

(b)	Reports on Form 8-K

Current Report on Form 8-K dated November 13, 2000 (relating to the acquisition of MJN Enterprises, Inc.


SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PHARMACY CORPORATION

Date: February 14, 2001

/s/ Thomas R. Baker
---------------------------------
Thomas R. Baker, President and
Chief Executive Officer (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)