Form 10QSB
period 2001-03-31
PARK PHARMACY CORP
filed 2001-05-16
CIK 798539

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from                  to
                                        ----------------    -----------

Commission File Number          000-15379
                        --------------------------


                       Park Pharmacy Corporation
      ----------------------------------------------------------
      (Exact Name of Small Business as Specified in its Charter)


                  Colorado                                841029701
       ------------------------------                 -----------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 31, 2001):
5,722,551
----------


Transitional Small Business Disclosure Format (check one):
  Yes     No   X
      ---     ---

                        TABLE OF CONTENTS



                 PART I - FINANCIAL INFORMATION

                                                             Page

Item 1.        Financial Statements

               Consolidated balance sheet (unaudited)
                 - March 31, 2001                             1

               Consolidated statements of operations
                (unaudited) - three months and nine months
                ended March 31, 2001 and 2000                 2

               Consolidated statements of cash flows
                (unaudited) -  nine months ended
                March 31, 2001 and 2000                       3

               Notes to consolidated financial statements     4

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations  8


                   PART II - OTHER INFORMATION

Item 2.        Changes in Security and Use of Proceeds       11

Item 4.        Submission of Matters to a Vote of Security
               Holders                                       12

Item 5.        Other Information                             14

Item 6.        Exhibits and Reports on Form 8-K              15

Signature Page                                               16

                                PART I
                         FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                            March 31, 2001

                                ASSETS

CURRENT ASSETS:
 Cash                                                    $    18,970
 Accounts receivable, net of $456,500 allowance for
  doubtful accounts                                        9,233,923
 Inventories                                               3,257,612
 Prepaid expense and other                                   288,868
                                                         -----------
          Total current assets                            12,799,373

PROPERTY AND EQUIPMENT, net of $878,000 accumulated
  depreciation                                             1,141,759

SOFTWARE COSTS                                             2,245,459

GOODWILL, net of $206,900 accumulated
 amortization                                              5,324,564

OTHER ASSETS                                                 221,493
                                                         -----------

          Total assets                                   $21,732,648
                                                         ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                        $ 5,821,609
 Accrued expenses and other current liabilities              903,091
 Note payable and current portion of long-term debt        2,753,777
                                                         -----------
          Total current liabilities                        9,478,477

LONG-TERM DEBT, net of current portion                     3,946,733

STOCKHOLDERS' EQUITY:
 Preferred stock                                               3,025
 Common stock                                                    596
 Additional paid-in capital                                7,804,660
 Retained earnings                                           562,568
 Unearned compensation - restricted stock award              (63,411)
                                                         -----------
          Total stockholders' equity                       8,307,438
                                                         -----------

          Total liabilities and stockholders' equity     $21,732,648
                                                         ===========



See accompanying notes to these consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three Months Ended            Nine Months Ended
                                      March 31,                     March 31,
                              -------------------------    ---------------------------
                                  2001          2000           2001           2000
                              -----------    ----------    ------------    -----------
REVENUES:
 Product sales, net            $11,967,200    $5,172,989    $29,957,826     $5,172,989
 Online sales, net                 122,095        77,109        201,920         77,109
                               -----------    ----------    -----------     ----------
     Total revenues             12,089,295     5,250,098     30,159,746      5,250,098

OPERATING EXPENSES:
Cost of goods sold               7,134,378     3,491,450     18,282,792      3,491,450
Selling, general and             4,049,827     1,463,724     10,498,044      1,564,574
 administrative expenses
Depreciation and
  amortization                     124,217       148,295        286,378        149,478
Merger and acquisition
  expenses                           6,973             -          6,973         71,731
                               -----------    ----------    -----------    -----------
     Total operating
      expenses                  11,315,395     5,103,469     29,074,187      5,277,233

     Operating income (loss)       773,900       146,629      1,085,559        (27,135)

OTHER INCOME (EXPENSE):
 Interest expense, net            (178,262)      (11,235)      (379,050)       (11,235)
 Financing expenses                (20,142)             -       (50,275)             -
 Other income                       38,354             -         99,332              -
                               -----------    ----------    -----------     ----------
     Total other expense         (160,050)      (11,235)       (329,993)       (11,235)
                               -----------    ----------    -----------     ----------

     Income (loss) before
       taxes                       613,850       135,394        755,566        (38,370)

     INCOME TAX EXPENSE           (250,000)      (85,000)      (326,000)       (26,000)
                               -----------    ----------    -----------     ----------

     NET INCOME (LOSS)         $   363,850    $   50,394    $   429,566     $  (64,370)
                               ===========    ==========    ===========     ==========

NET INCOME (LOSS) PER SHARE,
 basic and diluted (Note 5)    $      0.01    $        -    $      0.01     $        -
                               ===========    ==========    ===========     ==========




       See accompanying notes to these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                        ------------------------------
                                                            2001             2000
                                                        -------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $    429,566      $  (64,370)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
   Depreciation and amortization                              286,378         149,478
   Amortization of debt issuance costs                         39,288               -
   Amortization of unearned compensation                       95,177               -
   Deferred income taxes                                      (97,000)              -
Changes in operating assets and liabilities, net of
 acquisitions:
Accounts receivable, inventories, prepaid expenses and
 other                                                     (6,407,554)       (500,253)
   Accounts payable, accrued expenses and other             4,050,888         496,855
     current liabilities
   Other assets                                               (12,955)         20,766
                                                         ------------     -----------
          Net cash (used in) provided by operating
           activities                                      (1,616,212)        102,476

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                         (183,156)       (174,237)
 Increase in software costs                                   (23,094)              -
 Payments in connection with businesses acquired           (3,240,763)       (652,164)
 Acquisition related costs                                    (34,349)              -
 Cash in acquired businesses                                        -         511,900
 Other                                                        (35,250)              -
                                                         ------------     -----------
          Net cash used in investing activities             (3,516,612)      (314,501)

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from note payable and long-term debt              5,323,351       1,662,509
 Repayments of note payable and long-term debt             (1,096,074)       (652,140)
 Deferred financing costs                                     (11,429)       (263,910)
                                                         ------------     -----------
          Net cash provided by financing activities         4,215,848         746,459

NET (DECREASE) INCREASE IN CASH                              (916,976)        534,434

CASH, beginning of period                                     935,946           1,000
                                                         ------------     -----------

CASH, end of period                                      $     18,970     $   535,434
                                                         ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $    380,000     $         -
                                                         ============     ===========
 Income taxes paid                                       $          -     $         -
                                                         ============     ===========



See accompanying notes to these consolidated financial statements.




                    PARK PHARMACY CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Unaudited Information
     ---------------------

     The balance sheet as of March 31, 2001 and the statements of operations for the three and nine month periods ended March 31, 2001 and 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2001 and the results of its operations for the three and nine months ended March 31, 2001 and 2000.

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

2.   Organization and Basis of Presentation
     --------------------------------------

     The accompanying financial statements are those of Park Pharmacy Corporation (the "Company"), the stockholders of which acquired Power-Cell, Inc. in October 1999. This transaction was accounted for as an acquisition by the Company of Power-Cell's net assets and a reorganization under Power-Cell's capital structure ("reverse acquisition"). In connection with the reverse acquisition, 2,567,816 shares of newly designated Series A Preferred Stock were issued to the Park stockholders; two Power-Cell stockholders were issued 200,000 shares of Series A Preferred Stock in exchange for their common stock; and 72,750 shares of Series A Preferred Stock were issued in satisfaction of outstanding Power-Cell liabilities. Each share of the Series A Preferred Stock is convertible into ten shares of the Company's common stock and may not be converted prior to June 30, 2001.

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

     On August 10, 2000, the Company acquired certain infusion pharmacy assets from subsidiaries of Amedisys, Inc. The Company acquired the ongoing operations of three infusion pharmacies for cash consideration of $1,750,000 and incurred approximately $154,000 in related acquisition costs. In the transaction, the Company acquired all tangible and intangible assets, except for cash and accounts receivable, which were retained by the seller. The acquisition was recorded using the purchase method of accounting and the Company's consolidated financial statements include these operations effective August 1, 2000. The excess of cost over the fair value of the assets acquired was recorded as goodwill and is being amortized over a twenty-year period.

     On November 10, 2000, the Company acquired all the outstanding common stock of MJN Enterprises, Inc. d/b/a Total Health Care ("Total Health Care"), an institutional pharmacy located in Arlington, Texas. In connection with this acquisition, the Company paid cash consideration of $1,150,000 and issued 1,450,000 shares of the Company's common stock (subject to a hold-back of 260,000 shares for satisfaction of potential indemnification claims against the former owner of Total Heal Care) with a

                    PARK PHARMACY CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     fair value, based on the quoted market price of the stock, of approximately $1,744,500. The Company also incurred approximately $33,000 in related acquisition costs. The acquisition was recorded using the purchase method of accounting and the Company's consolidated financial statements include Total Health Care's operations effective November 11, 2000. The excess of cost over the fair value of the assets acquired was recorded as goodwill and is being amortized over a twenty-year period.

     On March 1, 2001, the Company acquired the Dallas office operations and assets, primarily inventory, of Compass Healthcare ("Compass") for cash consideration of approximately $158,000. Compass is a retail operation located at Medical City Hospital of Dallas which deals principally in the sale of therapeutic compression garments and supplies. The acquisition was recorded using the purchase method of accounting and the Company's consolidated financial statements include these operations effective March1, 2001. The excess of cost over the fair value of the assets acquired was recorded as goodwill and is being amortized over a twenty-year period. Pro forma statement of operations information has not been presented because the effect of this acquisition was not significant to the Company's consolidated financial statements.


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

     Summarized segment information as of March 31, 2001 and for the three and nine month periods ended March 31, 2001 and 2000 is as follows:

                               March 31,
                                 2001
                              -----------
     Segment Assets:
          Pharmacy            $ 7,825,000
          Infusion              4,457,000
          Online Services       2,887,000
          Non-Drug                846,000
                              -----------
     Total segment assets      16,015,000
                              -----------

     Corporate                    392,000
     Goodwill resulting
      from business
      acquisitions, net         5,325,000
                              -----------

               Total assets   $21,732,000
                              ===========


                                                                Nine Months
                               Three Months Ended March, 31       Ended
                               ----------------------------      March 31
                                  2001           2000              2001
                               -----------    -------------   ---------------
    Segment Revenues:
         Pharmacy              $ 7,366,000     $ 5,173,000       $18,659,000
         Infusion                3,612,000                         8,538,000
                                                         -
         Online Services           122,000          77,000           202,000
         Non-Drug                  989,000               -         2,761,000
                               -----------     -----------       -----------
    Total segment revenues     $12,089,000     $ 5,250,000       $30,160,000
                               ===========     ===========       ===========

    Segment Earnings:
         Pharmacy                 $286,000     $   313,000       $   674,000
         Infusion                1,104,000               -         2,109,000
         Online Services             2,000           6,000          (210,000)
         Non-Drug                   12,000               -           106,000
                               -----------     -----------       -----------
    Total segment earnings       1,404,000         319,000         2,679,000
                               -----------     -----------       -----------

    Corporate expenses            (506,000)        (25,000)       (1,307,000)
    Interest and financing
     expense, net                 (198,000)        (11,000)         (429,000)
    Depreciation and              (124,000)       (148,000)         (286,000)
    amortization
    Other income                    38,000               -            99,000
                               -----------     -----------       -----------

    Income before income
      taxes                    $   614,000     $   135,000       $   756,000
                               ===========     ===========       ===========



     Information for the nine-month period ended March 31, 2000 has not been provided because the Company's operations consisted principally of corporate activities during the six-month period prior to January 1, 2000.

5.   Earnings (Loss) Per Share
     -------------------------

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

     The weighted average share computation also includes the dilutive effect of fully-vested employee stock options, representing 195,000 shares of the Company's common stock, granted in connection with the Company's 2000 Stock Incentive Plan. These options are exercisable at $0.75 and expire on March 31, 2002.


     The following table sets forth the computation of basic and diluted earnings per share:


                                    Three Months Ended           Nine Months Ended
                                        March 31,                    March 31,
                                --------------------------    ------------------------
                                    2001          2000           2001         2000
                                -----------    -----------   -----------   ------------
   Numerator:
     Net income (loss)           $   363,850   $    50,394    $  429,566   $   (64,370)
                                 ===========   ===========    ==========   ===========

   Denominator:
  Weighted average common
   shares:
  Shares outstanding               5,959,000     4,430,000     5,255,000     4,423,000
  Common share equivalents of
   Series A preferred stock       30,245,000    29,830,000    30,245,000    17,512,000
                                 -----------   -----------   -----------   -----------

Basic weighted average shares
                                  36,204,000    34,260,000    35,500,000    21,935,000

  Effect of dilutive
    securities:
      Employee stock options          30,000             -        10,000             -
                                 -----------   -----------   -----------   -----------

 Diluted weighted average
   shares                         36,234,000    34,260,000    35,510,000    21,935,000
                                 ===========   ===========   ===========   ===========

 Basic earnings per share        $      0.01   $         -   $      0.01   $         -
                                 ===========   ===========   ===========    ==========

 Diluted earnings per share      $      0.01   $         -   $      0.01   $         -
                                 ===========   ===========   ===========   ===========





6.   Subsequent Disposition
     ----------------------

     On April 10, 2001, the Company sold certain assets of its wholly-owned subsidiary Park Infusion Services, L.P. ("Park Infusion"). In the transaction, the Company sold Park Infusion's St. Petersburg, Florida operations for initial cash consideration of $900,000 subject to adjustment up to a maximum of approximately $1,280,000, or down, based upon collections of accounts receivable of the disposed operation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                   FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors, (b) changes in government regulation of the pharmacy industry, (c) changes in the reimbursement costs or policies of private insurance companies or federally-funded insurance programs, (d) our failure to manage our growth and integrate businesses acquired or to be acquired, and (e) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Readers are cautioned not to place undue reliance on any forward-looking statements made herein.


RESULTS OF OPERATIONS

Three Months ended March 31, 2001 and 2000

For the three months ended March 31, 2001, revenue increased 130% to $12,089,295 from $5,250,098 for the same period in 2000.
Growth was primarily attributable to our acquisitions subsequent to the March 2000 period. For operations from stores owned in both periods ("same-store operations"), revenue increased 30% year-over-year to $6.83 million, due largely to significant growth in infusion pharmacy services, strong retail prescription growth and significant growth in institutional pharmacy.

Gross profit for the three months ended March 31, 2001 was $4,954,917, an increase of 182% from $1,758,648 in the prior period. As with revenue, the increase was due largely to our acquisitions since the year-earlier period. For same-store operations, gross profit was $2.3 million, an increase of 31% over the prior year's period. Overall revenue growth contributed to the increase in gross profit, although we also experienced an improved gross margin, from 33.5% in the earlier period to 41.0% in the current period. The improvement in gross margin was due principally to a shift in the overall composition of revenue toward higher-margin business as a direct result of our acquisitions since March 2000, specifically, our purchases of three infusion pharmacies in August 2000 and an institutional pharmacy in November 2000. In the future, our gross margin may fluctuate depending on the nature and size of our acquisitions and changes in the composition of our business. Accordingly, there can be no assurance that gross margin will remain at the level experienced during the three months ended March 31, 2001.

Operating expenses, exclusive of depreciation and amortization, were $4,056,800 for the period ended March 31, 2001, up 177% from $1,463,724 for the prior year's period. In general, expenses rose as companies were acquired in the intervening period. For the current period, operating expenses were 33.6% of total revenue, versus 27.9% in the earlier period. The increase in expenses relative to revenue was the result of several factors, including 1) the acquisition of companies with higher operating expense ratios than our same-store operations, 2) the hiring of executive and accounting staff at the home office, and 3) the addition of pharmacy staff at same-store operations in order to accommodate the significant year-over-year increase in business. Operating expenses from same-store operations increased
50% from the previous period to $2.20 million due to our increases in home office and pharmacy staffing. We believe that our home office has been sufficiently staffed for the foreseeable future; accordingly, we expect the proportion of corporate overhead expense to total revenue to decline in upcoming periods.

Our earnings before interest, income taxes, depreciation and amortization ("EBITDA"), a measure of operating cash flow, increased 218% to $936,471 for the three months ended March 31, 2001, compared to $294,924 for the prior year's period. EBITDA margin for the current period was 7.8% versus 5.6% in the previous period. The increase in EBITDA margin was principally due to the acquisition of higher-margin businesses since March 2000. EBITDA margin from same-store operations was 1.6% in the most recent quarter, reflecting the higher operating expenses associated with increased pharmacy and home office staffing.

Depreciation and amortization expense was $124,218 for the three months ended March 31, 2001, compared to $148,295 for the prior year's period. Interest expense for the current period was $178,263, compared to $11,235 in the previous year. This significant increase is directly the result of higher average outstanding loans in the current period relative to last year. At March 31, 2001, we had outstanding bank loans totaling $6.7 million, compared to $1.7 million a year ago. In undertaking acquisitions over the past twelve months, we utilized committed bank loans to finance portions of those transactions.

Net income for the three months ended March 31, 2001 was $363,850, up 622% from $50,394 for the same period a year ago. The combined effects from acquisitions of increased revenues, improved gross margin and EBITDA margin, despite increased pharmacy and home office staffing and interest expense, resulted in the strong growth of bottom-line earnings.

Nine Months ended March 31, 2001 and 2000

For the nine months ended March 31, 2001, revenue increased 474% to $30,159,746, compared to $5,250,098 from the same period in 2000. Growth in revenue was primarily attributable to 1) our acquisitions after March 31, 2000 and 2) the inclusion of the operating results of the acquired entities from either (i) the beginning of the fiscal period on July 1, 2000 or (ii) the date of acquisition, which ranged from August 2000 to November 2000. During a significant portion of the prior year's period until the completion of our first two acquisitions in December 1999, we were considered in development stage. Accordingly, in the nine-month period ended March 31, 2000, our operating results reflected revenues that were generated only from January 1, 2000 to March 31, 2000. Prior to January 1, 2000, we did not generate any revenue and incurred operating losses.

Gross profit for the current nine-month period was $11,876,954, an increase of 575% over $1,758,648 in the prior period. As with revenue, the increase was due largely to our acquisitions since the prior year's period. Overall revenue growth accounted almost exclusively for the increase in gross profit, although we also experienced an improved gross margin, from 33.5% in the earlier period to 39.4% in the current period. The improvement in gross margin was due principally to a shift in the overall composition of revenue toward higher-margin business as a direct result of our acquisitions since March 2000, specifically, our purchases of three infusion pharmacies in August 2000 and an institutional pharmacy in November 2000. In the future, our gross margin may fluctuate depending on the nature and size of acquisitions in the future and changes in the composition of our business. Accordingly, there can be no assurance that gross margin will remain at the level experienced during the nine months ended March 31, 2001.

Operating expenses, exclusive of depreciation and amortization, were $10,505,017 for the nine-month period ended March 31, 2001, up 542% from $1,636,305 for the prior year's period. In general, expenses rose as companies were acquired in the intervening period. For the current nine-month period, operating expenses were 34.8% of total revenue, versus 31.2% in the earlier period. The increase in expenses relative to revenue was the result of several factors, including 1) the acquisition of companies with higher operating expense ratios than our same-store operations,
2) the hiring of executive and accounting staff at the home office, and 3) the addition of pharmacy staff at same-store operations in order to accommodate the significant year-over-year increase in business. We believe that our home office has been sufficiently staffed for the foreseeable future; accordingly, the proportion of corporate overhead expense to total revenue is anticipated to decline in upcoming periods. In the future, to the extent that we are successful in completing acquisitions, we expect operating expense margins will fluctuate with acquired businesses. As such, there can be no assurance comparisons of operating expenses from period to period will be entirely meaningful or that we will be able to maintain operating expenses in the same proportion to revenue as was experienced in the nine-month period ended March 31, 2001.

Our EBITDA increased 1,103% to $1,471,269 for the nine months ended March 31, 2001, compared to $122,343 a year earlier. EBITDA margin for the current period was 4.8% versus 2.3% in the previous period, principally due to the acquisition of higher-margin businesses since March 2000.

Depreciation and amortization was $286,378 for the nine months ended March 31, 2001, compared to $149,478 for the prior year's period, an increase of 92%. The increase resulted directly from our acquisitions and reflected the amortization of acquired goodwill, along with depreciation of acquired fixed assets. Interest expense for the current period was $379,050, compared to $11,235 in the previous year. This significant increase is directly the result of higher average outstanding loans in the current period relative to last year. At March 31, 2001, we had outstanding bank loans totaling $6.7 million, compared to $1.7 million a year ago. In undertaking acquisitions over the past twelve months, we utilized committed bank loans to finance portions of those transactions.

Net income for the nine months ended March 31, 2001 was $429,566, up from a loss of $64,370 a year ago. The combined effects from acquisitions of increased revenues, improved gross margin and EBITDA margin, despite increased pharmacy and home office staffing and interest expense, resulted in the strong growth of bottom-line earnings.

LIQUIDITY AND CAPITAL RESOURCES

In general, to date we have funded our cash requirements through cash flow generated from operations and bank financing. Over the course of the past year, acquisitions have been completed through combinations of cash and stock, with the cash portions provided through bank borrowings. Additionally, internal growth in both our owned and acquired operations has necessitated cash investment to support working capital requirements. Taken together, any excess cash flow, to the extent available, has been either reinvested in the business to support both internal and external growth or utilized to reduce outstanding debt.

During the next year, we anticipate requiring additional capital to complete acquisitions, to support our anticipated growth in working capital, and to support our development efforts for the operations of our Rx-Pro.com subsidiary. The amount of capital required may vary widely and will depend, among other things, on our success in completing acquisitions, the size and structure of those acquisitions, the internal growth of our operating companies and its effect on working capital requirements, the level of operating profitability and the overall condition of the public and private equity markets.

Acquisitions are an integral aspect of our strategy to become a significant provider of high-end and technical pharmacy services in major markets throughout Texas and the Southwest.
Accordingly, depending on our success in acquiring pharmacy and related operations in the future, additional capital will likely be required. To date, we have completed acquisitions through a combination of cash and stock. In the future, we would expect to structure our transactions similarly. Cash requirements for acquisitions have been satisfied through draws under our committed $5.0 million acquisition line of credit, of which $3.8 million was outstanding at March 31, 2001. To the extent that we complete acquisitions in the months ahead, we would anticipate borrowing under that facility to the extent availability exists. In those transactions requiring cash, our objective has been, and will continue to be, to limit cash to less than 50% of the total transaction consideration. In this way, we intend to control overall leverage relative to operating cash flow, thereby preserving overall financial flexibility. To the extent we are unable to complete acquisitions at attractive prices with acceptable terms and conditions, our need for additional bank financing will be significantly reduced.

Over the past year, several of our operating divisions have experienced significant growth, which has, in turn, necessitated additional cash investment to support working capital requirements. Specifically, accounts receivable and inventory have each grown as revenue has grown, and this investment has been met through operating cash flow and bank borrowings. We believe that these operating divisions will continue to experience strong growth, resulting in a continuing investment in working capital. The ultimate amount of financing needed to fund increased receivables and inventory will depend on a number of factors, including revenue growth and the relative amount of receivables outstanding and inventory on hand at any time. To the extent that we are able to improve either the timeliness of our cash collections on receivables or the efficiency of our inventory management, our requirements for additional working capital will be generally reduced. Alternatively, this need will generally increase if we are unable to maintain working capital assets at their current relative levels.

Over the next twelve months, we expect to require additional capital to support ongoing development efforts and commercial roll-out activities at our Rx-Pro subsidiary. We estimate that our subsidiary will require from $2 million to $5 million to carry out its strategic objectives over that period. Over the near term, we will evaluate various strategies with respect to raising capital for Rx-Pro, with a view toward maximizing proceeds and minimizing interest costs and/or equity dilution.

Over the next twelve months, with the exception of investment required at our Rx-Pro subsidiary, we believe that the combination of cash from operations and current committed and available bank financing will be sufficient to meet our ongoing financing requirements.

At present, we are in discussions with our bank with respect to refinancing our existing credit facilities with new, larger facilities. While there can be no assurance that we will reach agreement for such new loans, we anticipate that a new agreement would provide for an increased overall commitment, with terms equivalent to, or more favorable than, those in place under the existing credit agreement.


PART II

                        OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITY AND USE OF PROCEEDS

     On March 31, 2001, we issued options to acquire 195,000 shares to eight employees who were employed in our St. Petersburg, Florida infusion service business. On this same date, we also disposed of our St. Petersburg, Florida infusion service business. The options are exercisable at $0.75 per share, the closing price of our common stock on the date preceding the grant, and expire on March 31, 2002. These issuances were made in reliance upon exceptions provided pursuant to Section 3(b) and/or Section 4(2) of the Securities Act of 1933, as amended, and/or other exemptions available thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 16, 2001, we held our Annual Meeting of
Shareholders. Nine items of business were acted upon at the meeting:

     (1)  the election of seven directors to serve until the 2001
          Annual Meeting and until their successors are duly elected and qualified;

     (2) the approval of our merger into a wholly-owned subsidiary ("Park Pharmacy-Delaware") to be organized under the laws of Delaware in order to effect the change of our state of incorporation from Colorado to Delaware;

     (3) the approval and adoption of provisions of the Certificate of Incorporation of Park Pharmacy-Delaware
          (the "Delaware Certificate"), which would reduce our authorized capital from 1 billion shares to 150,000,000 shares;

     (4)  the approval and adoption of provisions of the Delaware
          Certificate that would reduce the number of our authorized shares of common stock from 750,000,000 shares to 140,000,000 shares;

     (5)  the approval and adoption of provisions of the Delaware
          Certificate that would reduce our number of authorized shares of preferred stock from 250,000,000 shares to 10,000,000 shares;

     (6) the approval and adoption of provisions of the Delaware Certificate that would provide that the liability of our directors will be limited and that our officers and directors will receive indemnification from us to the fullest extent permitted by Delaware law;

     (7) the approval and adoption of provisions of the Delaware Certificate to require a 66 2/3% vote of the shareholders to (A) amend provisions of the Delaware Certificate prohibiting actions by consent, (B) amend provisions of the Delaware Certificate that limit the liability of our directors or provide indemnification to our officers or (C) amend or repeal the Bylaws of Park Pharmacy-Delaware when shareholder amendments are sought;

     (8)  to approve and adopt the Bylaws of Park Pharmacy-
          Delaware as described in the proxy statement for the Annual Meeting; and

     (9)  approve our 2000 Stock Inventive Plan.

     For each of proposals two through nine, there were 657,466 broker non-votes. Broker non-votes occur when shares are held in the name of a broker (in "street name") and the broker does not receive instructions from its customer for proposals for which the broker does not have discretionary authority to vote the shares. Because proposals two through nine require the approval of a majority of the votes entitled to be cast, broker non-votes have the effect of votes against each such proposal. In determining the number of votes cast at the meeting, each share of preferred stock was entitled to ten votes per share, while each share of common stock was entitled to one vote per share.

     The results for the voting of the election of directors were as follows:

     NOMINEE            VOTES FOR   VOTES AGAINST   ABSTENTIONS
     -------            ---------   -------------   -----------
     Joe B. Park        31,767,032       4,180      200
     Thomas R. Baker    31,767,032       4,180          200
     Jim Moncrief       31,767,032       6,180          200
     Gwendolyn Park     31,767,032       6,180          200
     Richard M. Allen   31,767,032       4,180          200
     William D.
      Breedlove         31,767,032       4,180          200
     Jon   J. Gergen    31,767,032       4,180          200

Accordingly, each of the seven nominees received a plurality of the votes cast and was elected.

     The results of the voting on the approval of our merger into a wholly-owned subsidiary organized under the laws of the state of Delaware to effect the change in our state of incorporation from Colorado to Delaware were as follows:

          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   -----------

           30,302,626        807,760         3,560

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the reincorporation merger was approved.

     The results of the voting on the approval and adoption of provisions of the Delaware Certificate that would reduce our authorized capital stock from 1 billion shares to 150,000,000 shares were as follows:

          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   -----------

          30,290,995     815,541         7,410

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the proposition was approved.

     The results of the voting on the approval of the provisions of the Delaware Certificate that would reduce the number of authorized shares of our common stock from 750,000,000 shares to 140,000,000 shares were as follows:

          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   -----------

           2,668,715        35,661          5,910

Accordingly, the number of shares voted for the proposal constituted a majority of the shares of common stock entitled to vote thereon, and the proposition was approved.

     The results of the voting on the approval and adoption of provisions of the Delaware Certificate that would reduce the number of authorized shares of our preferred stock from 250,000,000 shares to 10,000,000 shares were as follows:

          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   -----------

          27,626,060        777,100           0

Accordingly, the number of shares voted for the proposal constituted a majority of the votes represented by the shares of preferred stock entitled to vote thereon, and the proposal was approved.

     The results of the voting on the approval and adoption of provisions of the Delaware Certificate that would provide that the liability of our directors will be limited and that our officers and directors will receive indemnification from us to the fullest extent permitted by Delaware law were as follows:

          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   -----------

          30,263,275        819,711         30,460

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the proposition was approved.

     The results of the voting on the approval and adoption of provisions of the Delaware Certificate to require a 66 2/3 vote of shareholders to (A) amend provisions of the Delaware Certificate prohibiting actions by consent, (B) amend provisions of the Delaware Certificate that limit the liability of our directors or provide indemnification to our officers or (C) amend or repeal the Bylaws of Park Pharmacy-Delaware when shareholder amendments are sought, were as follows:

          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   -----------

          30,271,506        805,880         36,060

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the proposal was approved.

     The results of the voting on the approval and adoption of the Bylaws of Park Pharmacy-Delaware were as follows:

          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   -----------

          30,274,546        811,710         27,190

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the proposal was approved.

     The results of the voting on the approval of our 2000 Stock
Incentive Plan were as follows:

          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   ------------

          30,263,025        819,240         28,710

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the proposal was approved.

Although the reincorporation merger and related amendments incorporated in the Delaware certificate were approved at our annual meeting, we have indefinitely deferred implementing these actions.

ITEM 5.  OTHER INFORMATION

     Effective March 1, 2001, we acquired the assets and operations of the Dallas, Texas office of Compass Healthcare, Inc. of St. Louis, Missouri. We paid approximately $158,000 in cash consideration for the acquisition, seventy five percent (75%) of which was paid at closing, and the remainder of which is payable on July 1, 2001, subject to certain offset rights. The acquired business provides home medical equipment and supplies, with a specialized focus on therapeutic compression garments, and will be operated through our subsidiary, Dougherty's Pharmacy, Inc.

     On April 10, 2001, we sold certain assets of the St.
Petersburg office of our Park Infusion Services, L.P. subsidiary
(the "St. Petersburg Business") to Option Care Enterprises, Inc.
pursuant to the terms of an Asset Purchase Agreement dated as of

     April 10, 2001 (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, Option Care purchased the St. Petersburg Business and paid to us $900,000 in cash at closing.
A contingent payment of up to $380,000 will be due within 120 days if we collect, by July 30, 2001, at least 95% of the revenues billed by the St. Petersburg Business during the period from August 1, 2000 through March 31, 2001. The total purchase price will be reduced by $2.50 for each dollar of uncollected cash less than the 95% threshold. We retained all cash and accounts receivable of the St. Petersburg Business. As of February 28, 2001, the accounts receivable for the St. Petersburg Business were approximately $1.1 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Asset Purchase Agreement dated as of April 10, 2000 among Park Infusion Services, L.P., Option Care Enterprises, Inc. and Option Care, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated as of April 10, 2001 and incorporated herein by reference.)

     (b)  Reports Submitted on Form 8-K:

          None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PARK PHARMACY CORPORATION


Date: May 15, 2001              /s/ Thomas R. Baker
                                ---------------------------------
                                Thomas R. Baker, President and
                                Chief Executive
                                Officer