Form 10KSB
period 2001-06-30
PARK PHARMACY CORP
filed 2001-10-15
CIK 798539

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                 For the fiscal year ended June 30, 2001

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

                 Issuer's telephone number (972) 860-0200

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

     Issuer's revenues for its most recent fiscal year were  $43,117,977.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 11, 2001 was approximately $5,039,805 based on the average of the registrant's bid and ask price on the OTC Bulletin Board. Shares held by non-affiliates were determined using beneficial ownership rules adopted pursuant to Section 13 of the Exchange Act, and exclude stock owned by directors, officers and ten percent stockholders, some of which may not be held to be affiliates upon judicial determination.

     The number of shares outstanding of each of the issuer's classes of common equity as of October 11, 2001 was 7,813,651.

     Transitional Small Business Disclosure Format (check one):
     Yes       No   X
         -----    ------

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report on Form 10-KSB, to the extent not set forth herein, is incorporated by reference from specified portions of Park Pharmacy Corporation's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 29, 2001.


FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors; (b) changes in government regulation of the pharmacy industry; (c) changes in the reimbursement costs or policies of health insurance companies or federally-funded insurance programs; (d) the failure of third-party payors, including health insurance companies and federally funded insurance programs, to make payments in accordance with the time periods specified in their agreements with us; (e) our failure to collect receivables from health insurance companies who may experience financial hardships or failure as a result of increases in the costs of providing health care services in excess of the amount of revenue received by such insurance companies under existing contractual commitments; (f) our failure to manage our growth and integrate businesses acquired or to be acquired; and (g) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements made herein, or incorporated by reference into this Annual Report on Form 10-KSB or in any document or statement referring to this Annual Report on Form 10-KSB.

                             PART I

Item 1.   BUSINESS

COMPANY OVERVIEW

Introduction

     General. Our company, Park Pharmacy Corporation, is a provider of high-end and technical pharmacy services in Texas and the southwestern United States. We are a holding company based in Dallas, Texas, and our subsidiaries are engaged in retail pharmacy, infusion pharmacy, institutional pharmacy, wholesale pharmacy distribution and Internet pharmacy and physician services. Through Dougherty's Pharmacy ("Dougherty's") in North Dallas, Raven's Pharmacy ("Raven's") in Oak Cliff, a Dallas suburb, and four Medicine Man ("Medicine Man") pharmacies located south of Houston, we offer traditional independent pharmacy services, including prescriptions, over-the-counter drugs, durable medical equipment, cosmetics, gifts and sundries.
Through Dougherty's Homecare Infusion ("DHI") in North Dallas, Park Infusion Care ("Park Infusion") in Dallas and San Antonio, and Total Health Care ("Total Health") in Arlington, Texas, we supply enteral nutrition, total parenteral nutrition, antibiotic therapy, chemotherapy and other infusion products and services to home healthcare and hospice patients. Dougherty's Homecare Pharmacy ("Homecare") and Total Health are institutional pharmacies fulfilling prescriptions for nursing homes and assisted living facilities in North Texas. Our subsidiary, Total Pharmacy Supply ("TPS"), based in Arlington, Texas, is a national wholesale supplier of non-drug products for independent drug stores and grocery chains. Rx-Pro.Com, a wholly owned subsidiary, is a provider of pharmacy and related application services via the Internet to physicians and pharmacies.

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

     Our business address is 10711 Preston Road, Suite 250, Dallas, Texas 75230 and our telephone number is (972) 860-0200. Our Web sites are www.parkrxcorp.com, www.rx-pro.com, www.hospicerx.com, www.doughertys.com, www.tps-online.com, www.parkinfusion.com, www.thcrx.com and www.medmanrx.com.

     Background. On March 9, 1999, the shareholders of Park Pharmacy Corporation, a privately-held Texas corporation ("Park-Texas"), entered into a stock purchase agreement with Power-Cell, Inc., a publicly-held Colorado corporation that was incorporated in 1986 but had been inactive since 1997, for the acquisition by Power-Cell of all the issued and outstanding shares of capital stock of Park-Texas in exchange for shares of a newly authorized and designated series of preferred stock of Power-Cell. Upon the closing of the acquisition, which was approved by Power-Cell's shareholders on October 12, 1999: 1) Park-Texas became a wholly-owned subsidiary of Power-Cell, 2) Park-Texas' shareholders gained voting control over 80% of the issued and outstanding capital stock of Power-Cell, and 3) Park-Texas' designees comprised five of the six members of the board of directors. Immediately following the reverse acquisition, Power-Cell was renamed to Park Pharmacy Corporation.

     Park-Texas undertook the reverse acquisition in order to improve access to the capital markets and to use publicly traded stock as currency in acquiring independent pharmacies. Additionally, the public vehicle affords our current and future shareholders greater liquidity than would otherwise be available as a private company.

     Prior to October 19, 1999, we were a non-operating public company. From October 19, 1999 to December 31, 1999, we were essentially a development-stage company with a plan of operation to acquire independent pharmacies in Texas and the southern United States.

     Since December of 1999, we have completed seven acquisitions in the pharmacy business. In fiscal 2001, these businesses generated, on a consolidated, unaudited, pro forma basis (assuming that each business was owned at the beginning of the fiscal year), annual revenue of approximately $59.5 million and earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $2.1 million.

Regulatory Environment

     Retail Pharmacy. Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies are also registered with the federal Drug Enforcement Agency. Additionally, our pharmacies must be approved by the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration) as providers under Medicare and by state governmental agencies responsible for Medicaid. Because of these licensing and registration requirements, we must comply with various statutes, rules and regulations, which, if violated, could result in a suspension or revocation of those licenses or registrations.

     Participants in the healthcare industry are subject to frequently changing, and often confusing, regulation at federal, state and local levels. Providers, payors, and plans are also subject to a variety of laws and regulations that could affect their business relationships with us. Federal and state laws regulating health insurance, health maintenance organizations and similar organizations, as well as employee benefit plans, are not uniform and cover a broad array of subjects, including confidentiality, financial relationships with vendors, mandated benefits, grievance and appeal procedures and others. Some federal and state so-called "fraud and abuse" laws may also limit or prohibit some financial relationships with our healthcare participants, including physician practices, hospitals and laboratories.

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

     We are subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation and regulations governing the distribution of medical records exists or has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. This could have an adverse impact on our ability to gain and retain Internet customers.

     Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. A recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union has also enacted its own privacy regulations. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Internet businesses such as ours. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online and in particular companies that fill prescriptions or maintain medical or pharmaceutical records. The adoption or modification of laws or regulations relating to the Internet business could adversely affect our ability to attract and serve Internet customers.

Current Operations

     Retail Pharmacy. In December of 1999, we acquired Dougherty's Pharmacy, Inc., which has been in operation for over 70 years and currently operates Dougherty's in North Dallas and Raven's Pharmacy in Oak Cliff, a suburb of Dallas. After our acquisition of this company, the Dougherty's and Raven's pharmacies were separated into distinct legal entities. The Park family has operated Dougherty's since 1945 and Raven's since 1991. In May 2001, we acquired the assets and operations of four retail stores located south of Houston that were previously owned by Medicine Man, Inc.

     Dougherty's, Raven's and Medicine Man are full-service pharmacies, offering a broad range of over-the-counter medications, supplies and equipment, health and beauty aids, cosmetics, gifts, greeting cards and other general merchandise. We are unique relative to chain drug stores, grocery pharmacies and mass merchandise pharmacies in providing technical products, particularly compounded drugs and infusion products. The specialized nature of these products yields above average pricing, and competition for these products is relatively limited.

     Infusion Pharmacy. Through Dougherty's Homecare Infusion, a division of Dougherty's, Park Infusion and Total Health Care, we have quickly developed a significant infusion presence in both the North Texas region and the South Texas region. DHI has been operating in North Dallas since March 1997, and Park Infusion Services was formed in July 2000 to facilitate our August 2000 acquisition of infusion pharmacies located in San Antonio, Texas and Dallas, Texas. A third infusion pharmacy acquired in the August 2000 transaction and located in St. Petersburg, Florida was subsequently divested by our company in April 2001. Total Health Care has been providing infusion pharmacy services as part of its institutional pharmacy services since 1996. DHI and Total Health exclusively provide pharmacy services, while Park Infusion operates alternative-site suites adjacent to its pharmacies in order to manage more complex infusion procedures. Our infusion pharmacy services address a variety of medical conditions, such as chronic blood disorders, chronic pain, massive infections and cancer. DHI's business is largely private insurance or private pay, while Park Infusion conducts a significant amount of managed care business and has well-established relationships with the managed care community. Total Health conducts the majority of its business with patients residing in nursing homes and assisted living facilities; accordingly, most of its business is either third-party or private pay and, to a lesser extent, Medicaid.

     Institutional Pharmacy. Total Health Care and Dougherty's Homecare Pharmacy, another division of Dougherty's, provide pharmacy services to nursing homes and assisted living facilities. These pharmacies purchase and dispense, in custom dose packs, prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to the nursing facility for administration to individual residents by the facility's nursing staff. Total Health and Homecare typically service nursing homes within a 75-mile radius of their respective pharmacy locations. Total Health maintains 24-hour, on-call pharmacists, 365 days per year, for emergency dispensing and delivery or for consultation with the facility's staff or the resident's attending physician.

     Wholesale Pharmacy Supply. In March of 2000, we acquired Total Pharmacy Supply, Inc. ("TPS") based in Arlington, Texas. TPS is a wholesale distributor of a variety of non-drug products utilized by pharmacies. These products include prescription packaging and containers, dispensing supplies and equipment, labels and forms, medication carts and canes, among many other products. TPS was formed in 1989 and maintains a customer base of approximately 3,000 pharmacies, grocery stores, healthcare distributors, healthcare institutions and other pharmacy providers.

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


PRODUCTS AND SERVICES

Retail Pharmacy

     Prescriptions. Prescription medications are our primary focus. Dougherty's, Raven's and Medicine Man inventory both concurrently prescribed drugs as well as a substantial variety of pharmaceuticals that are not typically carried by chain drug stores, grocery pharmacies and mass merchandise pharmacies. Our ability to provide a full array of prescription medications has positioned us as a reliable provider of a wide range of prescription drugs that physicians and customers have come to trust.

     In addition to prescription drugs, we carry a full line of over-the-counter medications, along with nutriceutical (vitamin) supplements. As with our prescription drugs, our customers rely on Dougherty's, Raven's and Medicine Man for our deep product offerings.

     Compounding. We provide custom formulating of prescription medications. This process, which is technical and highly customized, creates higher prescription margins and fills a special need in the marketplace. Some of these products include antibiotic creams, suppositories, topical ointments and various other compounds used in pain management, wound care, veterinary
(pet) care and other conditions.

     Durable Medical Equipment ("DME"). We offer for sale and lease, certain products that consist of patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as walkers and canes), bathroom safety items, wound care, ostomy and therapeutic compression products. Our broad range of products provides patients who require either infusion or home healthcare services access to needed DME through a single source.

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

Infusion Pharmacy

     Infusion therapy involves the intravenous, intramuscular or subcutaneous administration of nutrients, antibiotics or other medications to patients in their homes usually as a continuation of treatment initiated in the hospital. Through DHI, Park Infusion and Total Health, we offer both traditional forms of medication delivery such as the "hanging bag", along with newer methods such as portable pumps that administer medication in periodic, measured doses, and injectables that utilize "bulbs" to allow patients to administer drugs themselves through previously installed intravenous nodes.

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

     Our infusion products and services, provided through DHI, Park Infusion and Total Health, are generally categorized as follows:

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

     While DHI, Park Infusion and Total Health provide all of these products, a significant proportion of the business is concentrated in antibiotic therapy, TPN, pain management and chemotherapy.

Institutional Pharmacy

     Through Total Health and Dougherty's Homecare, a division of Dougherty's, we provide prescriptions and other home healthcare products and services to patients residing in facilities such as extended care facilities, nursing homes, home hospices and assisted living centers. Our patients typically cover a variety of health conditions, and some of the products and services offered by Total Health and Homecare include treatment in disease state management and pharmacy consulting. Prescription medications that are sold to these facilities are purchased by us at contracted prices that are usually lower than normal retail pharmacy.

     Upon receipt of a prescription, the relevant resident information is entered into the pharmacy's computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed. Generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or resident. We also provide therapeutic interchange, with physician approval, in accordance with the company's pharmaceutical care guidelines.

     Through Total Health and Homecare, we provide a "unit dose" distribution system. Most of our prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are typically provided in 30-day supplies utilizing either a box unit dose system or unit dose punch card system. The unit dose system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves resident compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

     Our institutional drug distribution system is integral to our computerized medical records and documentation system. Our pharmacies provide the facility with computerized medication administration records and physician's order sheets, along with treatment records for each resident. Data extracted from these computerized records are also formulated into monthly management reports on resident care and quality assurance. The computerized documentation system, in combination with the unit dose drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related hospitalizations.

     Consultant Pharmacist Services. Federal and state regulations mandate that nursing facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Total Health and Homecare provide consultant pharmacist services that help clients comply with such federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include: (i) conducting comprehensive, monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, which includes reviewing the resident's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participating on the Pharmacy and Therapeutics,

Quality Assurance and other committees of client nursing facilities as well as staff meetings; (iii) monitoring and monthly reporting on facility-wide drug usage; (iv) developing and maintaining pharmaceutical policy and procedures manuals; and
(v) assisting the nursing facility in complying with state and federal regulations as they pertain to patient care.

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

     Rx-Pro's prescription fulfillment system utilizes the Internet to streamline the prescription process, improve physician efficiency and increase customer satisfaction. The Rx-Pro system provides a streamlined delivery process for prescription drugs to provide "clean scripts" to the healthcare industry. At the heart of this system is a protected-access software system through which medication can be ordered by the physician and approved on a real-time basis, while building and maintaining patient care information and charts. Prescriptions are pre-scanned for clinical conflicts and insurance coverage before being electronically transmitted directly from the physician's office to the patient's pharmacy of choice via the Rx-Pro Internet server. The physician is prompted to address any conflicts prior to transmitting the prescription. Once the pharmacy receives the "clean", legible prescription, it can be quickly dispensed and delivered to the patient with no changes or callbacks to either the physician or insurance company. Through this system, we are able to dispense prescriptions nationally.
For a higher degree of care, Rx-Pro has established an affiliate network of 50 preferred pharmacies that deliver to the home on a same-day basis prescription medication over broad geographical areas in Texas and the Southwest with one central control point.

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

     The customer base of Dougherty's, Raven's and Medicine Man is diversified among a significant number of individuals who are covered by a wide variety of payors, including insurance companies, health maintenance organizations, Medicare, Medicaid and others. The loss of any one customer, or the refusal of any payor to conduct business with our stores, would not have a material adverse impact to the operations or financial results of our stores.

     The customer base of DHI and Park Infusion is also generally comprised of individuals who are covered by a variety of payors. Although infusion pharmacies generally deal with a smaller number of individuals than our retail stores, we maintain sufficient diversification as to avoid a customer concentration. The loss of any one customer, or the refusal of any payor to conduct business with either DHI or Park Infusion, would not have a material adverse impact to the operations or financial results of our infusion pharmacies.

     Total Health and Homecare conduct business with a limited number of nursing homes, and although we believe that the divisions' current customer relationships are good, the loss of any one customer could have a potentially significant impact on the results of Total Health and would clearly have a significant impact on the results of Homecare. With respect to our consolidated results of operations and financial position, however, such a loss would not be material.

     TPS maintains an active customer base of over 3,000 accounts. Within those accounts are certain national grocery store chains with a significant number of individual stores doing business with TPS. Corporate headquarters for these customers does not dictate which non-drug supplier is to be used; rather, each store is permitted to order product from its approved vendor of choice. While the potential loss of one grocery store location would not be material to TPS' operations, we do face the risk that a chain may elect to direct its business elsewhere, which would materially impact TPS' operations and financial results, as well as the operations and financial results of our company as a whole. We have enjoyed well-established, long-term relationships with our grocery customers and do not believe any of those relationships to be currently at risk.


SALES AND MARKETING

     The ultimate customer of our pharmacy products and services is generally an individual requiring prescription and related services and products. To attract these customers, we must market our products and services both to the individual and to a broader group that influences the pharmacy decision, such as physicians, outpatient clinics, discharge planners, hospices and other disease state management organizations.

     In general, success in the pharmacy industry is primarily based on price, service quality, convenience, product quality and product availability. Dougherty's, Raven's and Medicine Man have historically gained a loyal following through quality of service, with well-trained and attentive staffs; convenience, through drive-through windows and home delivery; and product availability, carrying a wide range of merchandise. With respect to more complex pharmacy products like compounding and infusion, sales are primarily based on relationships, reputation, technical competence, product availability and product quality. Our infusion pharmacies have gained excellent reputations over time with high quality service, broad product offerings and technical capability. These characteristics have resulted in long histories of stable operations with growing revenues and profits for our operating companies.

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


OPERATIONS AND MERCHANDISING

     In general, our retail store hours are tailored to match the preferences and purchasing habits of the local community. Dougherty's, for example, is located in the heart of a substantial residential community and maintains store hours from 8:00 AM until 9:00 PM Monday through Saturday and 10:00 AM to 7:00 PM on Sunday. Alternatively, Raven's is located in a central business district and maintains store hours from 9:00 AM until 7:00 PM Monday through Friday and 9:00AM to 5:00 PM on Saturday.

     Each of Dougherty's, Raven's and Medicine Man employ full staffs of pharmacists and pharmacy technicians in order to provide a high level of customer consultation and service. Each store department also maintains staff that specializes in their respective product offerings, in order to provide a helpful environment for the customer.

     We work diligently to merchandise our products in a manner that is convenient for the customer and facilitates the free flow of traffic. At both Dougherty's and Medicine Man, for example, product aisles are aligned in a front-to-back fashion to provide ease of access to the prescription counter.

     To ensure adequate product availability, we have consolidated our vendor relationships to ensure continuous flow of product along with optimal pricing. We utilize one primary vendor for a majority of our drug and related purchases, and that vendor delivers products to the retail stores twice per day.


INTELLECTUAL PROPERTY

     In general, we do not believe that our intellectual property is material to the success of Dougherty's, Raven's, TPS, DHI, Park Infusion, Total Health, Medicine Man or Homecare. For Rx-Pro, however, intellectual property is material, and we rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the secrecy of Rx-Pro's intellectual property. Rx-Pro's technology is not patented.

     The possibility exists that Rx-Pro could be subject to intellectual property infringement claims as the company expands its product and service offerings and as the number of competitors increases. Defending against these claims, even if not meritorious, could be expensive and divert management's attention from operating the company. If Rx-Pro becomes liable to third parties for infringing upon their intellectual property rights, it could be required to pay a substantial damage award and be forced to develop non-infringing technology, obtain a license or cease using the applications that contain the infringing technology or content. Rx-Pro may be unable to develop non-infringing technology or content or obtain a license on commercially reasonable terms, or at all.

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


TECHNOLOGY

     Historically, the pharmacy industry has conducted its operations manually and without the aid of technology. However, recent technology developments have enabled pharmacies to improve their operations.

These improvements have been primarily adopted by large-scale pharmacies, and we have not utilized leading-edge technology to any significant extent within our pharmacy operations.

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

     Our Rx-Pro.Com subsidiary operates as an application service provider that employs technology from Sybase, Inc. to provide a scaleable Internet platform. The platform includes secure Web servers, database servers and transaction servers that provide access to our proprietary databases and care plans. Our Rx-Pro system also employs various wireless LAN and wireless WAN networks to provide true mobility to healthcare professionals and access to critical healthcare data.

     Rx-Pro is currently utilizing wireless devices from Compaq, Palm, Inc. and Sharp. Functionality is currently being developed to extent Rx-Pro's system to personal digital assistants and other handheld computers from various other manufacturers.


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

     In structuring our acquisitions, we emphasize continuity of management in order to preserve the underlying business franchise following the acquisition. This strategy typically involves the continued involvement of the seller, who is usually a pharmacist, along with the other pharmacists employed by the operation. We typically enter into employment agreements with acquired pharmacists, including owner pharmacists, for periods ranging from five to seven years. Compensation for non-owner pharmacists may consist of a combination of cash and stock options to promote employment longevity and continuing focus on business process improvement and increasing profitability.

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

     Since the completion of the reverse acquisition in October 1999, we have completed seven acquisitions, including Rx-Pro.Com, Inc. in December 1999; Dougherty's Pharmacy, Inc. in December 1999; Total Pharmacy Supply, Inc. in March 2000; three infusion pharmacies in San Antonio, Texas; Dallas, Texas and St. Petersburg, Florida in August 2000; Total Health Care in November 2000; the Dallas office assets and business of Compass Healthcare, Inc. in March 2001; and Medicine Man in May 2001. In April 2001, we sold the St. Petersburg pharmacy in April 2001 that we had acquired in August 2000.

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

Dougherty's Pharmacy, Inc.

     On December 30, 1999, we acquired all of the issued and outstanding stock of Dougherty's Pharmacy, Inc., a privately held Texas corporation owned by the Park family. The acquisition was closed pursuant to the terms of a Share Exchange Agreement between our company and The Park Family Limited Partnership, a Texas limited partnership and the sole shareholder of Dougherty's. In the acquisition, the partnership received an aggregate of 45,000 shares of our Series A Preferred Stock in exchange for all of the issued and outstanding shares of Dougherty's. As a result of the transaction, Dougherty's became one of our wholly owned subsidiaries.

     Mr. Joe B. Park and Mr. Jay H. Park own approximately 55% and 45%, respectively, of the equity interests of The Park Family Limited Partnership. Mr. Joe B. Park serves as one of our directors and as our Chairman of the Board. Mr. Joe B. Park is also our controlling shareholder. Messrs. Joe B. Park and Jay H. Park are brothers.

Total Pharmacy Supply, Inc.

     Effective April 1, 2000, we acquired all of the shares of Total Pharmacy Supply, Inc. In the acquisition, TPS was merged with one of our newly formed subsidiaries and became a wholly owned subsidiary of our company. All of the issued and outstanding shares of common stock of Total owned by Mr. Carl S. Moses and Ms. Cynthia A. Moses were exchanged for an aggregate of 41,515 shares of our Series A Preferred Stock. Of the total shares received, we initially held back 4,151 shares for satisfaction of any indemnification claims by us against Total and the Moses pursuant to the terms of the merger agreement. The holdback period related to those shares has since expired without any claims being sought by us; accordingly, we have released
those shares to the Moses.   Mr. Moses and Ms. Moses are husband
and wife.

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

     Effective April 1, 2001, we divested the assets and operations of our St. Petersburg location for cash consideration of $900,000 and a contingent payment of $380,000 to be received post closing. We are in the process of determining the amount of any contingent payment to be made as a result of this sale. In the sale transaction, we retained the accounts receivable and cash of the pharmacy and sold all other assets.

Total Health Care

     On November 10, 2000, we acquired the assets of MJN Enterprises, Inc. d/b/a Total Health Care Pharmacy, an institutional pharmacy located in Arlington, Texas owned by Michael J. Nault. We formed a new subsidiary, MJN Acquisition Corporation, to effect the purchase, and immediately following the transaction MJN Acquisition Corporation was renamed MJN Enterprises, Inc. We acquired the company for cash consideration of $1,150,000 and 1,450,000 shares of our common stock; we also assumed current and long-term liabilities.

Medicine Man

     On May 31, 2001, we acquired out of bankruptcy the business operations of Medicine Man, Inc., a company operating four retail pharmacies located south of Houston, Texas in the communities of Alvin, Angleton, Dickinson and Santa Fe. The pharmacies, each in operation since the 1960s, provide traditional retail and over-the-counter services and represent our initial presence in the Houston area. Consideration for the acquisition was approximately $1,779,000, of $1,129,000 was provided by us, and $650,000 was provided by funds contained in deposit accounts acquired from the bankruptcy estate. The acquisition consideration was used to discharge pre-petition liabilities of the estate, and we received a "fresh start" with respect to the acquired operations.

     The assets of Medicine Man, Inc. were acquired in a newly formed limited partnership, Park-Medicine Man, LP, that is directly and indirectly controlled by us. All employees previously employed by Medicine Man, Inc. were hired by Park-Medicine Man, LP. The partnership will continue to conduct the business of the former Medicine Man, Inc., and the stores will continue to operate under the trade name Medicine Man.


COMPETITION

     The retail pharmacy business is highly competitive. Additionally, the online pharmacy market is new, rapidly evolving, and also intensely competitive. Our competitors can be divided into several groups: (i) independent pharmacies, (ii) chain pharmacies, such as Walgreen's and Eckerd, (iii) mass merchandise retailers, such as Wal Mart, Kmart and Target, (iv) supermarkets, such as Albertson's and Kroger, (v) warehouse clubs, such as Sam's, (vi) online retailers of pharmaceutical and other health related products, such as Drugstore.Com and Express Scripts, (vii) mail order pharmacies, (viii) prescription benefit managers, and (ix) hospice pharmacy service providers, such as Hospice Pharmacia. Many of our competitors have, or have announced their intention to have, the capability to accept orders for products online.

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


EMPLOYEES

     As of July 31, 2001, we employed a total of 231 employees, of whom 52 were employed by Dougherty's (including DHI and Homecare), 50 by Medicine Man, 48 by Park Infusion, 23 by Total Health, 22 by Raven's, 16 by TPS, 6 by Rx-Pro and 14 by our corporate office. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees to be good.


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

We must integrate our acquired businesses

     We have grown this past year through acquisitions and plan to continue acquiring businesses in the future. Our success is dependent, in part, upon our ability to assimilate acquired businesses, transition customer and vendor contracts, standardize financial and accounting systems, and integrate and retain management and employees of acquired businesses. If we are unable to assimilate these acquired businesses, our business operations and results of operations will be materially and adversely affected.

We are dependent on our ability to attract and retain key management and technical personnel

     Our success depends to a significant extent on our ability to attract and retain key personnel. In particular, we are dependent on our senior management team and personnel with experience in the pharmacy industry and in consolidating businesses. To date, industry growth, along with a lengthening of pharmacy schooling, have created a tight labor market for pharmacists and pharmacy technicians. We expect competition for pharmacists and technicians to continue to intensify. Although we believe that we will compete for personnel by offering competitive cash and equity compensation and flexible work schedules, we cannot be certain that we will be able to attract or retain key employees. If we are unable to continue to hire pharmacists and pharmacy technicians as we grow our business, our business operations will be materially and adversely affected.

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

We are subject to changes in reimbursement cost policies

     We sell a growing percentage of our prescription drugs to customers who are controlled by third-party payment programs, such as Medicare, Medicaid, private insurance, managed-care plans and pharmacy benefit managers. Although contracts with third-party payors may increase the volume of prescription drug sales and gross revenues, third-party payors typically negotiate lower prescription prices than other payors. Accordingly, gross profit margins on sales of prescription drugs have been decreasing and are expected to continue to decline in future periods. The amounts we receive from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance program. Any substantial delays in reimbursement or significant reductions in the coverage or payment rates of third-party payors would have a material adverse effect on our liquidity, revenues and profitability.

We are subject to cash flow disruptions as a result of insurance companies failing to pay amounts owed to us in a timely manner

     Our growth potential and financial condition will be materially and adversely affected if the current trend in the insurance industry to fail in making timely payments of amounts owed to third-party providers like us continues or increases. Although several states, including Texas, have enacted or proposed legislation to require "prompt" payment by insurance companies, we continue to experience delays in receiving payments from health insurance companies and federally funded insurance programs in accordance with written agreements. If this trend continues or increases, our business and financial operations will be adversely affected.

Because the accounts receivable from some of our payors is increasing, we face credit risks associated with operating in the health insurance industry

     In recent years, the cost for delivery of health care services has continued to increase. This rate of increase may exceed the ability or willingness of participants in health insurance programs to absorb the full amount of these cost increases. In addition, the delivery costs for health care services have recently increased throughout the year, while most health insurance plans provide for fixed payment amounts throughout the year. To the extent insurance companies fail to properly estimate continuing increases in health care costs, the ability of these companies to continue making payments to third-party providers such as our company may be adversely affected and could result in our inability to collect our accounts receivable.

We face increasing competition in our industry

     The retail and infusion pharmacy businesses are highly competitive. We compete with national, regional and local retail pharmacy chains, other independent retail pharmacies, discount retail pharmacies, supermarkets, mass merchandise and other retail stores, and mail order and Internet operations. Our infusion operations also compete with other large providers of infusion services, such as national infusion therapy companies, infusion divisions of national health care companies, and regional and local providers, many of which may be more established in a particular market. The same is true of our institutional pharmacy operations, where we compete directly with regional and national institutional pharmacy companies. Some of our competitors have financial resources that are substantially greater than ours, and we cannot be certain that we will able to continue to successfully compete in the future. For an additional description of our competition, please see the discussion in Item 1 - Business - Competition.

We have a controlling shareholder

     Joe B. Park, our chairman, owns approximately 65% percent of our voting power as of June 30, 2001 through a family limited partnership. As a result, he has the ability to elect all of our directors and to control the vote on matters such as mergers, consolidations, sales of substantially all of our assets, or transactions that could result in our company ceasing to be publicly held.

Our common stock trades infrequently and our stock price may be volatile

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

     We maintain our corporate offices in a North Dallas office building on Preston Road, near our Dougherty's pharmacy. We lease 4,474 square feet of space under a lease that expires in May 2006.

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

     Total Pharmacy Supply operates 12,000 square feet of office and warehouse space in a single-story commercial office park in Arlington, Texas near U.S. Interstate 30 and State Highway 360. From this location, under a lease that expires in March of 2002, TPS maintains its executive offices and inventory of saleable goods. We believe that, in the event TPS is unable to negotiate acceptable lease terms, we would be able to secure replacement office and warehouse space at acceptable terms without substantial disruption in operating results.

     Park Infusion Services operates two locations in San Antonio, Texas and Dallas, Texas. The San Antonio location operates in 4,226 square feet of office space located within the primary medical district of San Antonio under a lease that expires in October of 2004. The Dallas location operates in 3,400 square feet of office space near downtown Dallas under a lease that expires January 2004. We do not believe that the failure to successfully renegotiate any of its leases would materially impact our operations or operating results.

     Total Health conducts its business in a closed-door facility within a single-story, multi-tenant commercial office building in Arlington, Texas near U.S. Interstate 30 and State Highway 360. The company leases 5,163 square feet of space under a lease that expires on September 30, 2004.

     Medicine Man operates four stores located south of Houston, Texas in the communities of Alvin, Angleton, Dickinson and Santa Fe. Each store is a stand-alone location and is subject to its own lease. Angleton operates in a 1,400 square foot building under a three-year lease that expires in January of 2003. The stores in Alvin, Dickinson and Santa Fe are 4,500, 1,900 and 4,500 square feet, respectively, and each is subject to a lease that commenced on June 1, 2001 and expires on May 31, 2006. These three locations are owned by a partnership whose partners were the former principals of the business we acquired. All of the four locations have long operating histories in their communities and have maintained their current locations for some time.


Item 3.   LEGAL PROCEEDINGS

     We are not a party to, nor are any of our properties the subject of, any pending legal proceeding other than routine matters incidental to our business.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 2001, the we did not submit any matters to a vote of our security holders.

                             PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET FOR COMMON STOCK

     We have only one class of outstanding shares, common stock, $.0001 par value, that is traded on the OTC Bulletin Board. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds. We also have authorized 250,000,000 shares of preferred stock, $.001 par value, 5,000,000 of which have been designated as Series A Preferred Stock, of which 2,816,871 shares were issued and outstanding as of October 11, 2001. Each share of Series A Preferred Stock is entitled to ten votes per share and to vote with the common shareholders, may be converted into ten shares of common stock at any time after June 30, 2001, and is entitled to receive a liquidation preference of $10 per share.
The Company's Common Stock is currently traded on the OTC
Bulletin Board under the symbol "PPRX.OB".


MARKET PRICES OF OUR COMMON STOCK

     The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of our Common Stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter- dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

COMMON STOCK
CLOSING PRICES
                                HIGH      LOW
FISCAL 2000
     First Quarter              $3.188    $1.000
     Second Quarter             $3.000    $1.625
     Third Quarter              $4.063    $2.063
     Fourth Quarter             $2.938    $1.625
FISCAL 2001
     First Quarter              $2.000    $1.000
     Second Quarter             $1.375    $0.813
     Third Quarter              $1.125    $0.750
     Fourth Quarter             $1.000    $0.550
FISCAL 2002
     First Quarter              $0.750    $0.600


     The closing price for the Company Common Stock on October
11, 2001 as reported on the OTC Bulletin Board was $0.60.


STOCKHOLDERS

     As of October 11, 2001, there were 824 holders of record of the common stock according to the records maintained by our transfer agent. As of October 11, 2001, we had approximately 1,500 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

     Park did not pay any dividends on the common stock during our two most recent fiscal years, and we do not intend to pay any dividends in the foreseeable future. Furthermore, we cannot declare or pay any dividends without the prior written consent of Bank of Texas, N.A., our senior lender, until we fulfill all of our obligations and payments under our agreement with the Bank.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors, (b) changes in government regulation of the pharmacy industry, (c) changes in the reimbursement costs or policies of health insurance companies or federally-funded insurance programs, (d) the failure of health insurance companies and federally funded insurance programs to make payments in accordance with the time periods specified in their agreements with third-party providers like us, (e) our failure to collect receivables from health insurance companies who may experience financial hardships or failure as a result of increases in the costs of providing health care services in excess of the amount of revenue received by insurance companies under existing contractual commitments, (f) our failure to manage our growth and integrate businesses acquired or to be acquired, and (g) our failure to attract or retain key employees. We do not undertake
to update any forward-looking statements contained herein.   For
a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this Report. Readers are cautioned not to place undue reliance on any forward-looking statements made herein.


RESULTS OF OPERATIONS

     Prior to October 19, 1999, we were a non-operating public company. From October 19, 1999 to December 31, 1999, we were a development-stage company with a plan of operation to acquire independent pharmacies in Texas and the southern United States. As a result, we had no operations in the fiscal year ended
June 30, 1999 and therefore it is not meaningful to compare our results of operation for the fiscal year ended June 30, 2000 to our results of operation in fiscal 1999.

Twelve Months ended June 30, 2001 and 2000

     Revenues. For the twelve months ended June 30, 2001, revenue increased 276% to $43,117,977, compared to $11,477,179 from the same period in 2000. Our increase in revenue was primarily attributable to (i) our acquisitions during fiscal 2001 and (ii) the inclusion a full year of the operating results of entities acquired in fiscal 2000. Prior to the completion of our first two acquisitions in December 1999, we were considered in development stage. Accordingly, in the twelve-month period ended June 30, 2000, our operating results reflected revenues that were generated only from January 1, 2000 to June 30, 2000 by our Dougherty's, Raven's and Rx-Pro.Com operations. Prior to January 1, 2000, we did not generate any revenue and incurred operating losses.

     Gross Profit. Gross profit (revenues minus cost of goods sold) for fiscal 2001 was $16,848,141, representing an increase of 321% over $4,003,604 in the prior period. The increase was due largely to increases in revenue associated with our acquisitions. Overall revenue growth accounted almost exclusively for the increase in gross profit, although our gross margin also increased from 34.9% in the earlier period to 39.1% in the current period. The improvement in gross margin was due principally to a shift in the overall composition of revenue toward higher-margin business as a result of our acquisitions in fiscal 2001, specifically, our purchases of three infusion pharmacies in August 2000 and an institutional pharmacy in November 2000. In the future, our gross margin may fluctuate depending on the nature and size of our acquisitions, along with changes in the composition of our business. Accordingly, there can be no assurance that gross margin will remain at the level experienced during the twelve months ended June 30, 2001.

     Selling, General and Administrative Expenses and
Compensation Expenses. SG&A and compensation expenses were $15,787,679 for the twelve-month period ended June 30, 2001, representing an increase of 345% from $3,549,541 for the prior year's period. In general, expenses rose as companies were acquired in the intervening period. In fiscal 2001, SG&A and compensation expenses were 36.6% of total revenue, compared to 30.9% in the earlier period. The increase in these expenses relative to revenue was the result of several factors, including
(i) the acquisition of companies with higher operating expense ratios than our same-store operations, (ii) the hiring of executive and accounting staff at the home office, and (iii) the addition of pharmacy staff at same-store operations in order to accommodate the significant year-over-year increase in business.
We believe that the proportion of corporate overhead expense to total revenue will decline in upcoming periods. In the future, to the extent that we are successful in completing acquisitions, we expect SG&A and compensation expense margins will fluctuate, as acquired businesses are assimilated into our company. As such, there can be no assurance comparisons of these expenses from period to period will be entirely meaningful or that we will be able to maintain SG&A and compensation expenses in the same proportion to revenue as was experienced in the twelve-month period ended June 30, 2001.

     EBITDA. Our EBITDA, or earnings before interest expense, income taxes, depreciation and amortization, increased 202% to $1,369,198 for the twelve months ended June 30, 2001, compared to $454,063 a year earlier. EBITDA margin for fiscal 2001 was 3.2% compared to 4.0% in the previous period.

     Depreciation, Amortization and Interest Expense. Depreciation and amortization expenses were $401,265 for the twelve months ended June 30, 2001, compared to $85,938 for the prior year's period, representing an increase of 367%. The increase resulted from our acquisitions and reflects the amortization of goodwill created through those transactions, along with depreciation of acquired fixed assets. Interest expense for the current period was $492,620, compared to $78,554 in the previous year. This significant increase is a result of our higher average outstanding loan balances in the current period relative to the preceding year. At June 30, 2001, we had outstanding bank loans totaling $8.3 million, compared to $2.2 million at June 30, 2000. In undertaking acquisitions over the past twelve months, we utilized committed bank loans to finance portions of those transactions.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and intangible assets after a business combination is completed. Under the provisions of SFAS 142, we will no longer amortize goodwill beginning July 1, 2001. Instead, goodwill will be reviewed periodically for impairment and written down when found to be impaired. Our goodwill amortization in fiscal year 2001 was approximately $251,000.

     Net Income. Net income for the twelve months ended June 30, 2001 was $256,080, up 5% from $242,874 a year ago. The combined effects from acquisitions of increased revenues and improved gross margin were largely offset by increased operating expenses, including those related to our acquisitions, our increased pharmacy and home office staffing and interest expense.


LIQUIDITY AND CAPITAL RESOURCES

     We have funded the cash portion of our acquisitions, along with our growth in revenues and working capital requirements primarily through bank financings and the sale of our St. Petersburg, Florida infusion business. As of June 30, 2001, we had borrowed $8.3 million under our credit facility with Bank of Texas, N.A. As of October 10, 2001 borrowings under that facility have been reduced to $7.0 million. The borrowing capacity under the Bank of Texas credit facility is based upon a multiple of our pro forma EBITDA over a trailing 12-month period. Therefore, our borrowing capacity under the credit facility fluctuates. Amounts advanced under the credit facility for acquisitions are repayable in installments of interest only over a six-month period, and thereafter the amount of an acquisition advance is amortized over a 60-month period. As of October 10, 2001, approximately $3.9 million of our borrowings under the credit facility have been for acquisition purposes, and we are currently making payments of principal and interest on the consolidated acquisition note issued under the credit facility on June 12, 2001. Although we anticipate the cash flow from our acquired businesses to support the payment obligations on the acquisition note, we cannot give any assurances in this regard.

     The net cash provided by financing activities in fiscal 2001 was approximately $5.8 million. We anticipate utlizing additional cash resources for acquisitions in the next 12 months.
The cash necessary to fund these acquisitions will depend, in part, upon our ability to use our common stock as consideration for a portion of the acquisitions and available cash flow. We will seek to extend our credit facility with Bank of Texas, N.A., in December of 2001 to provide us with continued liquidity for acquisitions and working capital, and we also expect to utilize proceeds from the liquidation of certain extended accounts receivable to fund working capital requirements. To the extent we are unable to complete acquisitions at attractive prices with acceptable terms and conditions, our need for additional bank financing will be significantly reduced.

     Over the past year, several of our operating divisions have experienced significant growth, which has necessitated additional cash investment to support working capital requirements. Specifically, accounts receivable and inventory have each grown as revenue has grown, and this investment has been met through operating cash flow and bank borrowings. We believe that these operating divisions will continue to experience strong growth, resulting in a continuing investment in working capital. The ultimate amount of financing needed to fund increased receivables and inventory will depend on a number of factors, including revenue growth and the relative amount of receivables outstanding and inventory on hand at any time. To the extent that we are able to improve either the timeliness of our cash collections on receivables or the efficiency of our inventory management, our requirements for additional working capital will be generally reduced. Alternatively, this need will generally increase if we are unable to maintain working capital assets at their current relative levels.

     During the next twelve months, we expect to require additional capital to support ongoing development efforts and commercial roll-out activities at our Rx-Pro subsidiary. We estimate that this subsidiary will require from $2 million to $5 million to carry out its strategic objectives over that period. Over the near term, we will evaluate various strategies with respect to raising capital for Rx-Pro, with a view toward maximizing proceeds and minimizing interest costs and/or equity dilution.

     In order to execute our strategic plan this next year, we expect that outside capital will be required. To date, our external financing needs have been met through our bank financing arrangements. Our current bank facility expires in December 2001. Although we hope to renew our bank agreement on terms consistent with those we have enjoyed up to the present, there can be no assurance that we will be able to renew our bank financing on equivalent terms, if at all. Over the past nine months, as the economy has demonstrated signs of softening, commercial banks have grown significantly more conservative in their lending practices. Given the dramatic change in the overall credit environment and economy, we are not able to predict the terms, if any, under which the bank would renew our loans in December. If we are able to increase the credit available to us, we plan to use the proceeds to pursue our acquisition strategy and fund our working capital requirements. On the other hand, if our lender requires us to convert our existing loan balance to term loans, interest and principal payments would commence and continue for a period ranging between four to five years, reducing the likelihood that we would be able to execute our acquisition strategy over the next 12-18 months. Additionally, we would be required to carefully manage growth in order to minimize the expected increased investment in working capital. If the Bank of Texas does not extend our credit facility, we would seek other financing to support our working capital requirements. We cannot provide any assurance that alternative financing would be available on commercially reasonable terms, if at all.


Item 7.   FINANCIAL STATEMENTS

     The financial statements required by this Item are set forth beginning on page F-1 hereof.


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III

     Certain information required by Park III is incorporated by reference in this report from the definitive proxy statement (the "Proxy Statement") for the Company's 2001 Annual Meeting of Stockholders to be filed with the Commission within one hundred twenty (120) days following the end of the fiscal year covered by this report.


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

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-
KSB:

2.1 Stock Purchase Agreement dated as of March 9, 1999 (filed as Annex "A" to the Registrant's Definitive Proxy
       Statement filed on September 7, 1999, and incorporated herein by reference)
2.2 Agreement and Plan of Merger dated as of December 9, 1999 (filed as Exhibit 10.1 to the Registrant's Form 8-K on January 5, 2000, and incorporated herein by reference)
2.3 Share Exchange Agreement dated as of December 30, 1999 (filed as Exhibit 10.1 to the Registrant's Form 8-K on January 14, 2000, and incorporated herein by reference)
2.4 Agreement and Plan of Merger dated as of March 31, 2000 (filed as Exhibit 2.1 to the Registrant's Form 8-K on
       April 14, 2000, and incorporated herein by reference)
2.5    Bill of Sale and Asset Purchase Agreement dated as of
       August 10, 2000 but effective August 1, 2000 by and among Park Infusion Services, LP and Amedisys, Inc. and certain of its subsidiaries (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 10, 2000 and filed August 25, 2000, and incorporated herein by reference)
2.6 Agreement and Plan of Merger dated November 10, 2000 by and among the Registrant, MJN Acquisition Corp., MJN Enterprises, Inc. and Michael J. Nault (filed as Exhibit
       2.1 to Registrant's Form 8-K dated November 10, 2000 and filed on November 13, 2000, and incorporated herein by reference)
2.7 Asset Purchase Agreement dated as of April 10, 2000 among Park Infusion Services, L.P., Option Care Enterprises,
       Inc. and Option Care, Inc. (filed as Exhibit 2.1 to Registrant's Form 8-K dated as of April 10, 2001, and incorporated herein by reference)
2.8    Order Approving Debtor's Sale of Asset pursuant to 11
       U.S.C. 363 free and clear of all liens, claims and encumbrances and other interests with regard to Registrant's acquisition of assets from Medicine Man, Inc. (filed as Exhibit 2.1 to Registrant's Form 8-K dated June 1, 2001 and filed on June 14, 2001, and incorporated herein by reference)
3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Form 10-KSB for the fiscal year ended
       June 30, 2000, and incorporated herein by reference)
3.2 Articles of Amendment to the Articles of Incorporation (filed as Exhibit 3.1.2 to the Registrant's Amendment No.
       1 to Form 10-KSB for fiscal year ended June 30, 1998, and incorporated by reference herein)
3.3    Articles of Amendment and Statement of Designation of
       Series A Preferred Stock (filed as Annex "B" to the Registrant's Definitive Proxy Statement filed on September 7, 1999, and incorporated herein by reference)
3.4 Amended and Restated Bylaws of Park Pharmacy Corporation (filed as Exhibit 3.1 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2000, and incorporated herein by reference)
4.1 Park Pharmacy Corporation 2000 Stock Incentive Plan (filed as Exhibit F to Registrant's Definitive Proxy Statement filed on December 13, 2000, and incorporated herein by reference)
10.1* Loan Agreement dated as of June 8, 2001, by and among Park Pharmacy Corporation, Dougherty's Pharmacy, Inc., Raven's Pharmacy, Inc., Total Pharmacy Supply, Inc., Rx-Pro.Com, Inc., Park Infusion Services, LP, MJN Enterprises, Inc., and Park-Medicine Man, LP, as borrowers, and Bank of Texas, N.A., as lender
10.2   Form of Executive Employment Agreement (filed as Exhibit
       3.1 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2000, and incorporated herein by reference)

21.1*  Subsidiaries of the Registrant

     (b)  Reports on Form 8-K.

     Current Report on Form 8-K dated April 10, 2001 and filed on
April 25, 2001 in connection with the Company's disposition of its St. Petersburg office.

     Current Report on Form 8-K dated June 1, 2001 and filed on
June 14, 2001 in connection with the Company's acquisition of four pharmacies from Medicine Man, Inc.



* Filed herewith

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2001.


                                PARK PHARMACY CORPORATION,
                                a Colorado corporation


                                By:  /s/ Thomas R. Baker
                                --------------------------------
                                Name: Thomas R. Baker
                                Title:  President and
                                         Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed on the 15th day of October, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                 Title                     Date

/s/ Joe B. Park
------------------------  Chairman of the Board of  October 15, 2001
Joe B. Park               Directors

/s/ Richard M. Allen
------------------------  Chief Infusion Director   October 15, 2001
Richard M.Allen           and Director

/s/ Thomas R. Baker       President, Chief          October 15, 2001
                          Executive Officer
------------------------  and Director (Principal
Thomas R. Baker           Executive Officer)


/s/ William D. Breedlove  Director                  October 15, 2001
------------------------
William D. Breedlove


/s/ Jon J. Gergen         Director                  October 15, 2001
------------------------
Jon J. Gergen


/s/ James W. Moncrief
------------------------  Executive Vice President  October 15, 2001
James W. Moncrief         and Director

/s/ Gwendolyn L. Park
------------------------  Secretary, Treasurer and  October 15, 2001
Gwendolyn L. Park         Director

                Index to Financial Statements


Independent Auditor's Report                           F-1

Consolidated Balance Sheet at June 30, 2001            F-2

Consolidated Income Statements for the years
  ended June 30, 2001 and 2000                         F-3

Consolidated Statements of Stockholders' Equity for
 the years ended June 30, 2001 and 2000			 F-4

Consolidated Statements of Cash Flows for the fiscal
 years ended June 30, 2001 and 2000				 F-5

Notes to Consolidated Financial Statements             F-7

                    INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Park Pharmacy Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Park Pharmacy Corporation as of June 30, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Pharmacy Corporation as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Dallas, Texas
September 28, 2001

                     	PARK PHARMACY CORPORATION

				CONSOLIDATED BALANCE SHEET

                            June 30, 2001

                               ASSETS
                               ------


CURRENT ASSETS:
Cash and cash equivalents                                 $ 1,611,923
Trade accounts receivable, net of $1,439,000 allowance
 for doubtful accounts                                      9,454,640
Inventories                                                 4,033,007
Deferred income taxes                                         433,250
Prepaid expenses and other                                    190,753
                                                          -----------
Total current assets                                       15,723,573

PROPERTY AND EQUIPMENT, net                                 1,216,624

SOFTWARE COSTS                                              2,459,524
GOODWILL, net of $266,600 accumulated amortization          4,876,941
OTHER ASSETS                                                  167,590
                                                          -----------
          Total assets                                    $24,444,252
                                                          ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                         $ 5,893,019
 Accrued liabilities                                        1,020,019
 Income taxes payable                                         499,208
 Current portion of long-term debt                            840,810
 Revolving line of credit and notes payable                 4,154,490
                                                          -----------
          Total current liabilities                        12,407,546

DEFERRED INCOME TAXES                                         101,494

LONG-TERM DEBT, net of current portion                      3,342,022

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF COST           399,742

COMMITMENTS AND CONTINGENCY (Notes 9 and 12)

STOCKHOLDERS' EQUITY:
Preferred stock; $.001 par value; 250,000,000 shares
 authorized; 3,024,581 shares issued and outstanding
 (liquidation preference of $10.00 per share)                   3,025
Common stock; $.0001 par value; 750,000,000 shares
 authorized;5,719,551 shares issued and outstanding               572
 Additional paid-in capital                                 7,942,054
 Retained earnings                                            389,083
 Deferred compensation                                       (141,286)
                                                          -----------
          Total stockholders' equity                        8,193,448
                                                          -----------

          Total liabilities and stockholders' equity      $24,444,252
                                                          ===========

 See accompanying notes to these consolidated financial statements.

                            PARK PHARMACY CORPORATION

                         CONSOLIDATED INCOME STATEMENTS


                                                              Year Ended June 30,
                                                        ------------------------------
                                                             2001             2000
                                                        --------------    ------------
REVENUES:
 Product sales and other, net                              $42,944,136      $11,354,039
 Online sales, net                                             173,841          123,140
                                                           -----------      -----------
         Total revenues                                     43,117,977       11,477,179

OPERATING EXPENSES:
 Cost of goods sold                                         26,269,836        7,473,575
 Salaries, wages and related taxes                           8,573,035        2,093,793
 Selling, general and administrative expenses                7,214,644        1,455,748
 Depreciation and amortization                                 401,265           85,938
                                                           -----------      -----------
         Total operating expenses                           42,458,780       11,109,054
                                                           -----------      -----------

         Income from operations                                659,197          368,125

OTHER INCOME (EXPENSE):
 Gain on sale of business                                      210,348                -
 Settlement proceeds                                            92,675                -
 Other income                                                    5,713                -
 Interest expense, net                                        (492,620)         (78,554)
 Financing expenses                                            (66,610)         (15,067)
                                                           -----------      -----------
         Total other income (expense)                         (250,494)         (93,621)
                                                           -----------      -----------

         Income before income taxes                            408,703          274,504

INCOME TAX EXPENSE                                             152,623           31,630
                                                           -----------      -----------

NET INCOME                                                     256,080          242,874
                                                           ===========      ===========

NET INCOME PER COMMON SHARE - basic and diluted            $       .01      $       .01
                                                           ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                       35,512,759       31,543,214
                                                           ===========      ===========
Diluted                                                     35,593,482       31,543,214
                                                           ===========      ===========

       See accompanying notes to these consolidated financial statements.


                            PARK PHARMACY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   For the Years Ended June 30, 2001 and 2000

                                                                                                               Total
                             Preferred Stock        Common Stock       Additional   Retained    Deferred    Stockholders'
                           -------------------  ---------------------   Paid-in     Earnings    Deferred       Equity
                             Shares     Amount    Shares      Amount    Capital    (Deficit)  Compensation    (Deficit)
                           ----------  --------  ----------   --------  ---------  ----------  ------------  ------------
BALANCES, June 30, 1999             -   $     -   7,600,000    $   760   $     240  $ (109,871) $         -    $ (108,871)

Issuance of Series A
 preferred stock in
 connection with reverse
 acquisition                2,840,566    2,840  (3,180,449)     (318)       (2,522)          -            -             -

Issuance of Series A
 preferred stock in
 connection with
businesses  acquired          184,015       185           -         -    5,872,353           -            -     5,872,538

Deferred compensation in
 connection with
restricted  stock awards,
net of  forfeitures                 -         -      89,000         9      193,721           -     (193,730)            -

Amortization of deferred
 compensation                       -         -           -         -            -           -       32,430        32,430

Net income                          -         -           -         -            -     242,874            -       242,874
                            ---------    ------  ----------    ------   ----------   ---------   ----------    ----------
                                    -         -                    --            -

BALANCES, June 30, 2000     3,024,581     3,025   4,508,551       451    6,063,792     133,003     (161,300)    6,038,971

Issuance of common stock
 in  connection with
 business  acquired (net of
 260,000  shares held back)         -         -   1,190,000       119    1,744,391          -             -     1,744,510

Deferred compensation in
 connection with
 restricted  stock awards,
 net of  forfeitures                -         -      21,000         2        7,871          -        (7,873)            -

Deferred compensation in
 connection with stock options      -         -           -         -      126,000          -      (126,000)            -

Amortization of deferred
 compensation                       -         -           -         -            -          -       153,887       153,887

Net income                          -         -           -         -            -    256,080             -       256,080
                            ---------    ------  ----------    ------   ----------  ---------   -----------    ----------

BALANCES, June 30, 2001     3,024,581    $3,025   5,719,551    $  572   $7,942,054  $ 389,083   $  (141,286)   $8,193,448
                            =========    ======  ==========    ======   ==========  =========   ===========    ==========

       See accompanying notes to these consolidated financial statements.

               		 PARK PHARMACY CORPORATION

			CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year Ended June 30,
                                                -----------------------
                                                    2001          2000
                                                ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $256,080      $242,874
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
   Depreciation and amortization                   401,265        85,938
   Amortization of debt issuance costs              66,620        15,067
   Amortization of deferred compensation           153,887        32,430
   Gain on sale of business                       (210,348)            -
   Deferred income taxes                          (327,046)       (4,770)
Changes in operating assets and liabilities,
net of effect of businesses   acquired:
   Trade accounts receivable                    (4,975,241)     (500,256)
   Inventories                                    (652,750)      (26,735)
   Prepaid expenses and other                      (96,434)      (25,994)
   Other assets                                     17,414       (36,685)
   Trade accounts payable                        3,177,093      (111,763)
   Accrued liabilities                             606,983        39,770
   Taxes payable                                   400,808      (203,100)
                                              ------------     ---------
          Net cash used in operating
            activities                          (1,181,669)     (493,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment              (302,491)      (96,021)
 Increase in software costs                       (237,159)     (109,357)
 Consideration paid for businesses acquired     (4,187,000)             -
 Payments in connection with business
   acquisitions and disposition                   (399,657)     (182,837)
 Proceeds from sale of business                    900,000             -
 Cash in acquired businesses                       283,292       540,874
                                              ------------     ---------
          Net cash (used in) provided by
             investing activities               (3,943,015)       152,659

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuances of notes payable
   and long-term debt                            9,508,677     2,808,227
 Repayments of notes payable and long-term
   debt                                         (3,679,945)   (1,337,423)
 Deferred financing costs                          (28,071)     (195,293)
                                              ------------     ---------
          Net cash provided by financing
            activities                           5,800,661     1,275,511
                                              ------------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS          675,977       934,946

CASH AND CASH EQUIVALENTS, beginning of year       935,946         1,000
                                              ------------     ---------

CASH AND CASH EQUIVALENTS, end of year        $  1,611,923     $ 935,946
                                              ============     =========


 See accompanying notes to these consolidated financial statements.

                                                    Year Ended June 30,
                                                 -----------------------
                                                    2001         2000
                                                 ----------   ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
  Interest                                       $  433,100   $   78,500
                                                 ==========   ==========
  Income taxes                                   $   78,800   $  160,000
                                                 ==========   ==========

NON-CASH INVESTING AND FINANCING
  TRANSACTIONS:
Business acquired through issuance of common
 stock                                           $1,744,510   $        -
Businesses acquired through issuances of Series
 A Preferred Stock                               $        -   $5,872,538
Liability accrued in connection with sale of
 business                                        $   70,000   $        -
Long-term debt issued in connection with
 vehicle purchase                                $   35,357   $        -
Deferred compensation in connection with
 restricted stock awards, net of forfeitures $ 7,873 $ 193,730 Deferred compensation in connection with stock
 options                                         $  126,000   $        -

 See accompanying notes to these consolidated financial statements.

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Operations
-------------------------

  Park Pharmacy Corporation (the "Company"), a Colorado corporation, is primarily engaged in the sale of prescription and over-the-counter medications, healthcare products and related services. The Company sells its products and services to a variety of customers including individuals, hospices, assisted-living facilities and other institutional healthcare providers. The Company is also involved in the wholesale distribution of pharmacy-related products and supplies, which are sold primarily to independent pharmacies and national retail chains.

2.   Summary of Significant Accounting Policies
-----------------------------------------------

  (a) - Organization and Basis of Presentation
  On October 19, 1999, Power-Cell, Inc. ("Power-Cell"), a Colorado corporation, acquired all of the issued and outstanding common stock of Park Pharmacy Corporation ("Park-TX"), a Texas corporation, in a transaction that was accounted for as an acquisition of Power-Cell's net assets and a reorganization under Power-Cell's capital structure ("reverse acquisition"). In connection with the reverse acquisition, the stockholders of Park-TX were issued 2,567,816 shares of newly designated Series A Preferred Stock. In addition, two Power-Cell stockholders were issued 200,000 shares of Series A Preferred Stock in exchange for their common stock, and 72,750 shares of the Series A Preferred Stock were issued in satisfaction of outstanding Power-Cell liabilities. The Series A Preferred Stock (See Note 10) includes voting rights on all matters with the common stock. Following the reverse acquisition, the former stockholders of Park-TX held approximately 78% of the Company's voting power. Following the reverse acquisition, Power-Cell changed its name to Park Pharmacy Corporation.

  (b) - Principles of Consolidation
  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.
  Significant intercompany balances and transactions have been eliminated in consolidation.

  (c) - Use of Estimates
  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and those differences could be material. Significant estimates made by the Company include the carrying amounts and economic lives of software costs and goodwill and the net realizable value of third-party receivables.

  (d) - Financial Instruments
  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these items. The carrying amounts of the Company's bank borrowings approximate fair value because the interest rate changes with market interest rates and the borrowings are similar to other credit arrangements currently available to the Company.

  (e) - Cash and Cash Equivalents
  The Company considers short-term highly liquid investments with maturities of three months or less to be cash equivalents.

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (f) - Revenue Recognition
     (i) Product sales and other revenue are reported at the estimated net realizable amounts expected to be received from individuals, third-party payers, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from healthcare services is recognized at the time services are provided. Revenue from wholesale product sales is recognized at the time of shipment.

     A portion of the Company's revenue is derived from governmental assistance programs, such as Medicare and Medicaid.
     Governmental programs pay for healthcare costs based on fee schedules and rates that are determined by the related governmental agency. Medicare and Medicaid combined accounted for approximately 13% and 11% of product sales and other revenue for the years ended June 30, 2001 and 2000, respectively.

     (ii) The Company acts as an agent for the sale of certain pharmaceutical products on its web sites. A member pharmacy, and not the Company, is responsible for the fulfillment of customer purchases, and the Company does not have risks and rewards as principal in online sales transactions. Online sales revenue consists primarily of processing fees representing the amount billed to a customer, less the amount paid to a supplier. The net revenue from online sales is recognized as transactions occur. The Company, however, records the gross amounts of receivables and payables related to these transactions because the Company assumes credit risk for the amount billed to the customer and is responsible for paying the member pharmacy.

  (g) - Inventory
  Inventory consists principally of finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market.

  (h) - Property and Equipment
  Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives, generally five to seven years, of the underlying assets. Leasehold improvements are depreciated over the expected terms of the underlying leases. Depreciation expense for the years ended June 30, 2001 and 2000 was approximately $150,200 and $57,900, respectively. The costs of repairs and maintenance are expensed as incurred.

  (i) - Software Costs
  The Company accounts for costs incurred in connection with developing or obtaining computer software in accordance with the provisions of Statement of Position No. 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes certain direct costs, including payroll and payroll-related costs for employees who are directly associated with and who devote time to the software project, once the capitalization criteria of SOP 98-1 are met. All other costs are expensed as incurred. After all substantial testing is completed and software is available for general release, software costs are amortized as described below. During the years ended June 30, 2001 and 2000, the Company capitalized approximately $237,100 and $2,269,200, respectively, related to the development of an Internet-based pharmaceutical care information system, including $2,113,000 upon the acquisition of Rx-Pro.Com, Inc. (See Note 3.)

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Software costs are amortized on a straight-line basis over the estimated economic life of five years. As of June 30, 2001, the Company's pharmaceutical care information system was not available for general release to customers, and as a result, amortization expense has not been recognized.

  (j) - Goodwill
  Goodwill represents excess of cost over the fair value of net assets of acquired businesses and is amortized on a straight-line basis over estimated lives of five to 20 years. Amortization expense in connection with goodwill was approximately $251,100 and $28,100 for the years ended June 30, 2001 and 2000, respectively.

  In the event the fair value of net assets acquired exceeds the cost of an acquired business, excess over cost ("negative goodwill") is allocated to reduce proportionately the estimated fair values assigned to non-current assets. If the allocation reduces the fair value of non-current assets to zero, the remainder of the excess over cost is recorded as a deferred credit and amortized to earnings on a straight-line basis over estimated lives not to exceed twenty years. Amortization of negative goodwill for the year ended June 30, 2001 was immaterial. (Also see Note 2(q).)

  (k) - Impairment of Long-Lived Assets
  The Company evaluates long-lived assets, including goodwill, for impairment whenever events and changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether an asset's carrying value will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss based on the excess of the carrying amount over the estimated fair value of the asset. As of June 30, 2001, the Company believes no impairment of the carrying values of its long-lived assets is required.

  (l) - Deferred Financing Costs
  Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized by the effective yield method over the term of the related debt obligation.

  (m) - Advertising Costs
  Advertising costs are expensed as incurred. Total advertising expenses were approximately $156,700 and $65,700 in fiscal years 2001 and 2000, respectively.

  (n) - Income Taxes
  The Company accounts for income taxes using the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates and laws which will be in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

  (o) - Per Share Data
  Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. See Note 11 regarding restrictions on conversion of preferred shares.

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (p) - Stock-Based Compensation
  The Company applies Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 allow companies to continue to follow the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and requires disclosure of the pro forma effects on net income and earnings per share had the fair value of the employee stock options granted been expensed as prescribed by SFAS No. 123. The Company has elected to continue to use APB 25 and related interpretations in accounting for its employee stock options.
  For awards that generate compensation expense as defined under APB 25, the Company recognizes the expense over the vesting period of the award. (See Note 10.)

  (q) - Recently Issued Accounting Pronouncements
  In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), Business Combinations. This statement supersedes APB No. 16, Business Combinations and requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method. SFAS 141 also requires that the excess of fair value of the acquired net assets over cost ("negative goodwill") be recognized as an extraordinary gain. The Company will adopt SFAS 141 on July 1, 2001 and record the effect of a change in accounting principle during the first quarter of fiscal 2002 resulting from negative goodwill that arose from the acquisition of Medicine Man, Inc. (See Note 3.)

  Also in June 2001, the FASB issued SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and intangible assets, after a business combination is completed. Under the provisions of SFAS 142, goodwill will no longer be amortized. Instead, goodwill will be reviewed periodically for impairment and written down when found to be impaired. Companies with a fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued, may adopt this statement at the beginning of that fiscal year. Under the provisions of SFAS 142, the Company will cease its amortization of goodwill effective July 1, 2001.

  (r) - Reclassifications
  Certain reclassifications have been made to conform the prior year financial statements to the June 30, 2001 presentation.

3.   Business Combinations
--------------------------

  Business combinations have been accounted for using the purchase method of accounting. The results of operations of the acquired businesses have been included in the consolidated financial statements from their respective dates of acquisition. Net assets of the businesses acquired are recorded at their estimated fair value at the date of acquisition, except for Dougherty's Pharmacy, Inc. which was recorded at historical cost. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheet.

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Year Ended June 30, 2000


  Rx-Pro.Com, Inc.
  Effective January 1, 2000, the Company acquired all the outstanding common stock of Rx-Pro.Com, Inc. ("Rx-Pro") in exchange for 97,500 shares of the Company's Series A Preferred Stock with an estimated fair value, based on the quoted market price of underlying Company common stock, of $2,154,750. The Company also incurred related acquisition costs of approximately $32,400. The purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of software costs applicable to an Internet-based pharmaceutical care information system of approximately $2,113,000 was determined based on a valuation prepared by an independent third party. The Company recognized goodwill of approximately $213,600, which is being amortized over a period of five years. Rx-Pro provides Internet-based pharmacy services through two web sites and currently derives its revenues from the filling and management of prescriptions. One of the former owners of Rx-Pro is also a director and significant stockholder of the Company.

  Dougherty's Pharmacy, Inc.
  Effective January 1, 2000, the Company acquired all the outstanding common stock of Dougherty's Pharmacy, Inc. ("Dougherty's") in exchange for 45,000 shares of the Company's Series A Preferred Stock. Dougherty's net assets acquired were recorded at their historical cost bases due to common control between Dougherty's and the Company. Dougherty's operates two retail pharmacies located in Dallas, Texas.

  Total Pharmacy Supply, Inc.
  Effective April 1, 2000, the Company acquired all the outstanding common stock of Total Pharmacy Supply, Inc. ("Total Pharmacy") in exchange for 41,515 shares of the Company's Series A Preferred Stock (subject to a hold-back of 4,151 shares for satisfaction of potential indemnification claims against the former owners of Total Pharmacy) with an estimated fair value, based on the quoted market price of underlying Company common stock, of approximately $935,000. The Company also incurred approximately $180,300 in related acquisition costs. The purchase price was allocated to the net assets acquired based on their estimated fair values.
  The Company recognized goodwill of approximately $1,131,000, which is being amortized over a period of twenty years. Total Pharmacy is a wholesale distributor of pharmacy-related products and supplies.

  Year Ended June 30, 2001

  Park Infusion Services, L.P.
  Effective August 1, 2000, the Company acquired the ongoing operations of three infusion therapy pharmacies ("Park Infusion") from subsidiaries of Amedisys, Inc. In the transaction, the Company acquired all tangible and intangible assets, except for cash and accounts receivable, for cash consideration of $1,750,000. The Company also incurred approximately $163,000 in related acquisition costs. The Company recognized goodwill of approximately $1,593,300, which is being amortized over a twenty-year period. Park Infusion operates alternate-site treatment locations in Dallas and San Antonio, Texas, and until April 1, 2001, St. Petersburg, Florida. (See Note 4.)

  MJN Enterprises, Inc.
  Effective November 11, 2000, the Company acquired all the outstanding common stock of MJN Enterprises, Inc., d/b/a Total Health Care ("Total Health Care"). In connection with this acquisition, the Company paid cash consideration of $1,150,000 and agreed to issue 1,450,000 shares of the Company's common stock with an estimated fair value, based on the quoted market price of the stock, of approximately $1,744,500. The shares were subject to a hold-back of 260,000 shares for satisfaction of

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  potential indemnification claims against the former owner of Total Health Care. The Company also incurred related acquisition costs of approximately $44,500. The Company recognized goodwill of approximately $2,529,600, which is being amortized over a twenty-year period. Total Health Care operates an institutional pharmacy located in Arlington, Texas.

  Compass Healthcare
  Effective March 1, 2001, the Company acquired the Dallas office operations and assets, primarily inventory, of Compass Healthcare ("Compass") for cash consideration of approximately $158,000.
  The Company recognized goodwill of approximately $128,000, which is being amortized over a twenty-year period. Compass is a retail pharmacy operation located at Medical City Hospital of Dallas which deals exclusively in the sale of therapeutic compression garments and supplies. In July 2001, Compass operations were moved to the Dougherty's Pharmacy location.

  Park - Medicine Man, L.P.
  Effective June 1, 2001, the Company acquired the operations of Medicine Man, Inc. ("Medicine Man"), a debtor in possession in Case No. 00-80112-G3-11 filed in the United States Bankruptcy Court for the Southern District of Texas, Galveston Division, for cash consideration of approximately $1,129,000 and incurred approximately $89,800 in related acquisition costs. The Company recognized negative goodwill (see Note 2(j)) of approximately $399,700. The acquired business operations of Medicine Man consist of four retail pharmacies located near Houston, Texas.

  The following unaudited pro forma summary presents consolidated results of operations for the Company as if these acquisitions had occurred at the beginning of the fiscal year ended June 30, 2000. The pro forma information does not include the operating results of Compass because the effect of this acquisition was not significant to the Company's consolidated financial statements.

                                          Year Ended June 30,
                                       -------------------------
                                           2001          2000
                                       ------------  ------------

   Revenues, net                        $58,078,000   $48,226,000
                                        ===========   ===========

   Net income                           $   422,000   $   961,000
                                        ===========   ===========

   Net income per common share -
     basic and diluted                  $       .01   $       .03
                                        ===========   ===========

  The pro forma results include adjustments for the amortization of goodwill and acquired intangible assets, financing expenses, and related tax effects. The unaudited pro forma results are not necessarily indicative of the actual results that would have been attained had the acquisitions occurred on the indicated date, nor are they necessarily indicative of future consolidated results of the Company.

4.   Disposition
----------------

  Effective April 1, 2001, the Company sold the operations and certain assets of Park Infusion's St. Petersburg, Florida location to Option Care Enterprises, Inc. ("Option Care") for initial cash consideration of $900,000. Additional consideration up to $380,000 may be due from Option Care in October 2001. The Company also incurred approximately $71,300 in costs related to the sale. Under the Asset Purchase Agreement dated April 10, 2001, the sale price is subject to reduction based upon the Company's ability to

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  collect 95 percent of the revenues billed by this location for the period from August 1, 2000 to February 28, 2001. If the Company does not collect at least 95 percent of those billed revenues, the sale price is to be reduced $2.50 for each dollar of uncollected cash in excess of five percent. Any purchase price adjustment will be offset first against the additional consideration, and if the adjustment exceeds the additional consideration, the Company must refund a portion of the initial cash consideration equal to such excess. Based on a preliminary assessment, the Company has recorded a liability in the amount of $70,000 as of June 30, 2001 for an amount of initial cash consideration to be refunded to Option Care. As of June 30, 2001, the Company has recognized a gain of $210,348 from the sale of this business. When the Company determines the final amount of collections, any adjustment to the gain will be recognized at that time.

5.   Property and Equipment
---------------------------

  Property and equipment at June 30, 2001 consisted of the following:

   Furniture, fixtures and equipment         $ 1,127,972
   Computer equipment                            468,905
   Leasehold improvements                        771,150
   Vehicles                                      260,507
                                             -----------
                                               2,628,534
        Less accumulated depreciation and    (1,411,910)
         amortization                        -----------
                                             $ 1,216,624
                                             ===========

6.   Accrued Liabilities
------------------------

  Accrued liabilities at June 30, 2001 consisted of the following:

   Accrued payroll and related costs          $  709,090
   Other accrued liabilities                     310,929
							    ----------
                                              $1,020,019
							    ==========

7.   Debt
---------

  Short-term-borrowings at June 30, 2001 consisted of the following:

  Revolving line of credit - interest
   payable monthly; due December 31, 2001
   (a)                                       $2,850,790

  Term note- monthly principal payments of
   $150,000, plus interest; due December
   1, 2001 (a)                                  900,000

  Note payable -additional borrowing under
   revolving line of credit; without
   defined terms (a)                            403,700
                                             ----------
                                             $4,154,490
                                             ==========

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Long-term debt at June 30, 2001 consisted of the following:

  Acquisition note - monthly principal
    payments of $69,153, plus interest;
    matures June 12, 2006 (a)                   $4,149,210

  Other - monthly principal and interest
    payments of $1,129; 9% interest rate;
    matures April 15, 2004;
    collateralized by an automobile                 33,622
                                                ----------
                                                 4,182,832
   Less current portion                           (840,810)
                                                ----------
                                                $3,342,022
                                                ==========

  (a) Interest at prime (6.75% at June 30, 2001) and collateralized by substantially all the assets of the Company.

  Credit Facility
  On June 8, 2001, the Company entered into a Loan Agreement (the "Credit Facility") with Bank of Texas, N.A. (the "Bank"). The Credit Facility, which replaced the Company's previous borrowing arrangement with the Bank dated August 10, 2000, consists of a $7,000,000 revolving line of credit note (the "Revolver"), and a $900,000 term loan. The Credit Facility also provides for acquisition financing from amounts available under the Revolver. Borrowings for a given acquisition are permitted to revolve for 180 days, at which time the Company must execute a five-year term loan ("Acquisition Note") for any unpaid principal outstanding. Amounts drawn for Acquisition Notes are repayable monthly and reduce dollar-for-dollar the maximum amount available to the Company under the Revolver. On June 12, 2001, the Company executed an Acquisition Note in the amount of $4,129,210, representing the refinancing of existing acquisition borrowings drawn under the Company's previous borrowing arrangement with the Bank. The Credit Facility bears interest at the prime rate and is collateralized by substantially all the assets of the Company.

  The Credit Facility is subject to an asset-related borrowing base and requires the Company to maintain certain financial covenants including current ratio, debt to collateral ratio and debt service and funded senior debt coverage limitations, as defined. The Company was not in compliance with certain of these debt covenant requirements at June 30, 2001, but received waivers from the bank.

  The Credit Facility also contains non-financial covenants, that among other things, limit the Company's ability to incur additional liens and indebtedness, acquire or dispose of assets, merge or consolidate with other entities, make distributions or pay dividends to its stockholders, purchase or redeem its capital stock and change senior management.

  Maturities of Long-Term Debt
  Aggregate maturities of the Company's long-term debt obligations at June 30, 2000 were as follows:

         Year ended June 30,
         -------------------
         2002                     $  840,810
         2003                        841,838
         2004                        840,500
         2005                        829,842
         2006                        829,842
                                  ----------
                                  $4,182,832
                                  ==========

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





8.   Income Taxes
-----------------

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

       The significant components of the Company's deferred tax assets and liabilities at June
         30, 2001 were as follows:

       Deferred tax assets:
        Allowance for bad debts                         $359,300
        Inventory costs capitalized                       29,483
        Accrued vacation                                  44,466
        Deferred compensation                             73,606
        Net operating loss carryforwards                  98,170
                                                       ---------
                 Total deferred tax assets               605,025
                                                       ---------
       Deferred tax liabilities:
        Property and equipment, differences in
           depreciation methods                         (120,074)
        Software costs, differences in
           capitalization methods                       (146,026)
        Other                                             (7,169)
                                                       ---------
                 Total deferred tax liabilities         (273,269)
                                                       ---------
                 Net deferred tax asset                $ 331,756
                                                       =========

  Income tax expense consisted of the following:
                                              Year Ended June 30,
                                            -----------------------
                                               2001          2000
                                            ----------     ---------
     Current tax expense:
       Federal                               $  358,219    $       -
       State                                    121,450       36,400
                                             ----------    ---------
                 Total current                  479,669       36,400
                                             ----------    ---------

     Deferred tax (benefit) expense:
       Federal                                 (293,480)      (5,780)
       State                                    (33,566)       1,010
                                             ----------    ---------
                 Total deferred                (327,046)      (4,770)
                                             ----------    ---------
                 Income tax expense          $  152,623    $  31,630
                                             ==========    =========

  The differences between income tax expense at the federal statutory rate and the Company's effective tax rate were as follows:
                                                Year Ended June 30,
                                                -------------------
                                                  2001       2000
                                                --------   --------
     Federal statutory rate                          34%        34%
     State taxes                                     20%        13%
     Non-deductible goodwill amortization            15%         4%
     Net operating loss carryforwards                (23)%     (46%)
     Other                                            (9)%       7%
                                                --------   --------
     Effective tax rate                              37%        12%
                                                ========   ========

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  At June 30, 2001, the Company had available net operating loss
  ("NOL") carryforwards of approximately $1,265,000, which may be used to reduce future taxable income and begin to expire in 2002 through 2019. NOLs related to businesses acquired of approximately $1,165,000 are subject to certain annual limitations.

9.   Commitments and Contingencies
----------------------------------

  Leases
  The Company's pharmacy, wholesale distribution and corporate office facilities and certain pharmacy equipment are leased under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $725,000 and $225,000 for the years ended June 30, 2001 and 2000, respectively.

  Future minimum lease payments under non-cancelable operating leases are as follows:

         Year ended June 30,
         -------------------
         2002                      $  821,000
         2003                         778,000
         2004                         588,000
         2005                         389,000
         2006                         309,000
                                   ----------
                                   $2,885,000
                                   ==========

  Employment Agreements
  Employment agreements have been executed with certain officers and key employees of the Company. These agreements provide for annual base salaries with terms of two to five years expiring at various dates through March 2005.

  Future minimum payments under these agreements are as follows:

         Year ended June 30,
         -------------------
         2002                         $543,750
         2003                          418,750
         2004                          325,000
         2005                          163,750
                                    ----------
                                    $1,451,250
                                    ==========

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

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  Litigation
  The Company is subject to claims and legal actions which may arise in the ordinary course of business. The Company is not aware of any litigation either pending or filed that may have a material impact on its financial position or results of operations.

10.  Stockholders' Equity
-------------------------

  Preferred Stock
  The Company has authorized 250,000,000 shares of preferred stock, which may be issued in series with rights and preferences as designated by the Company's board of directors.

  Series A Preferred Stock
  In connection with the acquisitions described in Notes 2 and 3, the Company issued 3,024,581 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of the Company's common stock. The conversion into common stock is restricted as described in Note 11. The Series A Preferred Stock does not carry a dividend, and includes a preference in the event of involuntary liquidation in the amount of $10 per share.

  Restricted Stock Awards
  The Company awarded 21,000 and 89,000 shares of restricted common stock to certain employees in May 2001 and March 2000, respectively. These shares are nontransferable and subject to forfeiture in the event employment is terminated within an eighteen-month vesting period. The estimated fair value of shares awarded in fiscal years 2001 and 2000 of $14,000 and $200,000, respectively, was recorded as deferred compensation. Compensation expense is amortized over the vesting period.
  During fiscal year 2001, the Company recognized related compensation expense of $126,887 and a total of 4,000 shares were forfeited. During fiscal year 2000, the Company recognized related compensation expense of $32,430, and a total of 3,000 shares were forfeited.

  Stock Option Plan
  Effective September 19, 2000, the Company's Board of Directors and the stockholders adopted the Company's 2000 Stock Option Plan (the "Plan"), whereby the Company may grant incentive or non-qualified stock options to purchase up to 8,659,465 shares of the Company's common stock, with a maximum number of incentive options limited to 4,000,000 shares.

  Under the Plan, incentive stock options may be granted to employees of the Company. Non-qualified stock options may be granted to employees, consultants or directors of the Company. Terms and conditions of the Company's stock options, including exercise price and the period in which the options are exercisable, generally are at the discretion of the Board of Directors, except that all options are exercisable for a period of no more than ten years.

  Most options granted during fiscal 2001 vest over a three to four year period from date of grant and will expire, if unexercised, twelve months following the final vesting date. 195,000 options vested immediately.

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  A summary of the stock options transactions is as follows:
                                                Weighted
                                                Average
                                    Number of   Exercise
                                    Options     Price
                                   ----------   ---------

        Balance, June 30, 2000              -  $       -
         Granted                    5,836,832  $     .75
         Exercised                          -  $       -
         Canceled or expired                -  $       -
                                    ---------  ---------

        Balance, June 30, 2001      5,836,832  $     .75
                                    =========  =========

  The following table summarizes information about options outstanding as of June 30, 2001:

           Options Outstanding           Options Exercisable
    ---------------------------------  -----------------------
                   Weighted
                   Average   Weighted                 Weighted
                  Remaining   Average                 Average
       Number        Life    Exercise     Number      Exercise
    Outstanding    (Years)     Price   Exercisable     Price
    ------------  ---------  --------  ------------  ---------

       5,836,832       3.9   $    .75    1,617,222   $     .75
       =========       ===   ========    =========   =========

  The weighted average fair value at the date of grant of options granted under the Plan for the year ended June 30, 2001 were as follows:

        Options with exercise price less than
          market price                         $   .48
                                               =======
        Options with exercise price equal to
          market price                         $   .39
                                               =======

  Stock-Based Compensation and Pro Forma Disclosures
  The Company applies APB 25 and related interpretations in accounting for employee stock options, which requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the grant dates exceeds an option's exercise prices. In fiscal year 2001, the Company recorded deferred compensation of $126,000 related to the granting of stock options. Compensation expense is amortized over the vesting period. Compensation expense of $27,000 was recorded during fiscal 2001 for such grants.

  Under SFAS 123, employee stock options are valued at the date of grant using the Black-Scholes option pricing model, and are amortized to expense over the options' vesting period. Had compensation expense been determined based on the fair value at the grant dates of these options pursuant to the employee compensation provisions of SFAS 123, the Company's net income and income per share would have been as follows:
                                        2001
                                      --------
             Net income:
              as reported             $256,080
                                      ========
              pro forma               $ 99,127
                                      ========

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        2001
                                      --------
             Net income per share:
              as reported - basic
               and diluted            $    .01
                                      ========
              pro forma - basic
              and diluted             $      -
                                      ========

  The fair value of stock options granted during fiscal 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        2001
                                      --------
             Volatility                   94 %
             Interest rate              3.88 %
             Dividend yield                - %
             Expected life             2 years

11.  Earnings Per Share
-----------------------

  Included in the weighted average shares computation are 30,245,810 equivalent shares representing 3,024,581 shares of Series A Preferred Stock that include conversion restrictions. Of these shares, 2,263,700 (representing 22,637,000 equivalent shares) can only be converted ratably over a twenty-year period beginning in 2002.

  The following table sets forth the computation of basic and diluted earnings per share:

                                             Year Ended June 30,
                                           ----------------------
                                             2001        2000
                                           ----------  ----------
   Numerator:
     Net income                            $  256,080  $  242,874
                                           ==========  ==========

   Denominator:
  Weighted average common shares:
   Common shares outstanding                5,266,949   3,112,503
   Common share equivalents of Series A    30,245,810  28,430,711
   preferred stock                         ----------  ----------
Basic weighted average common shares       35,512,759  31,543,214

  Effect of dilutive securities:
      Employee stock options                   80,723           -
                                           ----------  ----------

 Dilutive weighted average common shares
                                           35,593,482  31,543,214
                                           ==========  ==========

 Basic earnings per share                  $      .01  $      .01
                                           ==========  ==========

 Diluted earnings per share                $      .01  $      .01
                                           ==========  ==========

  On August 1, 2001, the Company granted 1,243,000 non-qualified stock options under the Plan. These stock options were issued with an exercise price of $0.73, which equaled the current market price of the Company's common stock on the date of grant, and are exercisable over four to five years. These options would have impacted the computed number of dilutive weighted average common shares had they been granted prior to June 30, 2001.

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Employee Benefit Plans
---------------------------

  Through its subsidiaries, the Company maintained two defined contribution plans that collectively benefited most full-time employees of the Company and provided for employer matching contributions ranging from 3% to 6% of annual compensation. Prior to June 30, 2001, these plans were terminated and the Company adopted a new retirement savings plan (the "Plan") effective July 2, 2001. Under the Plan, the Company matches 25% of every dollar contributed by employees, up to a maximum of 4% of the employee's annual compensation. Combined matching contributions for the plans were approximately $42,200 and $10,400 in fiscal years 2001 and 2000, respectively.

13.  Concentrations of Credit Risk
----------------------------------

  Accounts receivable consists primarily of amounts receivable from third-party payment providers (insurance companies and governmental agencies) under various medical reimbursement programs. Certain third-party receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions.
  Accounts receivable from Medicare and Medicaid combined were approximately 17% of total accounts receivable at June 30, 2001, and accounts receivable from one insurance company was approximately 10% of total accounts receivable at June 30, 2001. Concentrations of credit risk associated with individual customer accounts receivable are considered minimal due to the Company's diverse customer base.

  The Company does not generally require collateral in connection with credit sales to its customers. Management periodically evaluates the creditworthiness of the Company's customers and believes the allowance for doubtful accounts is adequate.

  No single customer or third-party payor accounted for more than 10% of the Company's consolidated revenue during the year ended
  June 30, 2001. During fiscal 2000, sales derived from Medicaid accounted for approximately 10% of consolidated revenue.

14.  Business Segment Information
---------------------------------

  The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in financial statements.
  The Company's business segments are comprised of retail and institutional pharmacy operations ("Pharmacy"); infusion pharmacy products and services ("Infusion"); Internet pharmacy web sites ("Online Services"); and wholesale distribution of pharmacy supplies ("Non-Drug").

  Through its pharmacy operations, the Company offers prescription and over-the-counter medications, durable medical products and other general merchandise, primarily to communities in and around the cities of Dallas/Fort Worth and Houston, Texas. Through pharmacies located in Dallas and San Antonio, Texas, the Company provides infusion medications, products and services to home healthcare and hospice patients throughout North Texas and the San Antonio metropolitan area. Non-drug products represent the wholesale distribution of pharmacy supplies and related accessory items sold to independent pharmacies, national retail chains and hospitals. The Company also provides online pharmacy services through Internet web sites primarily used by hospice care facilities located in the Dallas/Fort Worth, Texas metropolitan area.

                      PARK PHARMACY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  Management evaluates the performance of its operating segments based on segment earnings, which is defined as income before income taxes, interest and financing expense, depreciation and amortization.

  Summarized segment information is as follows:
                                            Year Ended June 30,
                                         -------------------------
                                            2001          2000
                                         ------------  -----------
    Segment Revenues:
      Pharmacy                            $27,488,700  $10,497,700
      Infusion                             11,820,300            -
      Non-drug                              3,635,200      856,300
      Online services                         173,800      123,100
                                          -----------  -----------
          Total segment revenues          $43,118,000  $11,477,100
                                          ===========  ===========

    Segment Earnings (Loss):
      Pharmacy                            $ 1,036,800  $   920,000
      Infusion                              2,459,700            -
      Non-drug                                165,100       82,600
      Online services                        (168,000)    (128,200)
                                          -----------   ----------
          Total segment earnings            3,493,600      874,400
                                          -----------   ----------

    Corporate expenses                     (2,124,400)    (420,400)
    Interest and financing expense,          (559,200)     (93,600)
    net
    Depreciation and amortization            (401,300)     (85,900)
                                          -----------   ----------

    Income before income taxes            $   408,700   $  274,500
                                          ===========   ==========

    Segment Depreciation and
      Amortization:
      Pharmacy                            $   165,400   $   41,600
      Infusion                                 94,800            -
      Non-drug                                 74,600       19,200
      Online services                          45,600       17,400
                                          -----------   ----------
          Total segment depreciation
            and amortization                  380,400       78,200
                                          -----------   ----------

    Corporate                                  20,900        7,700
                                          -----------   ----------
          Total depreciation and          $   401,300   $   85,900
            amortization                  ===========   ==========

    Segment Assets:
      Pharmacy                            $ 7,761,600
      Infusion                              6,207,300
      Non-drug                                832,100
      Online services                       3,214,800
                                          -----------
          Total segment assets             18,015,800
                                          -----------

    Corporate                               1,551,500
 Goodwill resulting from business           4,876,900
    acquisitions, net                     -----------
          Total assets                    $24,444,200
                                          ===========