Form 10QSB
period 2001-09-30
PARK PHARMACY CORP
filed 2001-11-19
CIK 798539

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

   [X]      Quarterly Report under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

   For the transition period from ___________ to ____________

               Commission File Number   000-15379


                    Park Pharmacy Corporation
                    -------------------------
   (Exact Name of Small Business as Specified in its Charter)


           Colorado                         841029701
           ---------                        ---------
(State or Other Jurisdiction of          (I.R.S. Employer
Incorporation or Organization)           Identification Number)


       10711 Preston Road, Suite 250, Dallas, Texas 75230
       --------------------------------------------------
             Address of Principal Executive Offices


                         (972) 860-0200
                         --------------
         Issuer's Telephone Number, Including Area Code

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes [X]        No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
(November 8, 2001):  7,813,651

Transitional Small Business Disclosure Format (check one):
       Yes [ ]             No [X]

                        TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION

                                                           Page
                                                           ----
Item 1.  Financial Statements

         Consolidated balance sheet (unaudited) -
          September 30, 2001                                 1

         Consolidated statements of operations
          (unaudited) - three months
          ended September 30, 2001 and 2000                  2

         Consolidated statements of cash flows
          (unaudited) - three months
          ended September 30, 2001 and 2000                  3

         Notes to consolidated financial statements          4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       7


               PART II - OTHER INFORMATION


Item 5.  Other Information                                  11

Item 6.  Exhibits and Reports on Form 8-K                   11

         Signature Page                                     13



                   PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                         September 30, 2001

                               ASSETS
                               ------


CURRENT ASSETS:
 Cash and cash equivalents                               $   304,877
 Accounts receivable, net of $1,681,000 allowance
  for doubtful accounts                                   10,456,302
 Inventories                                               4,445,492
 Deferred income taxes                                       466,650
 Prepaid expenses and other                                  205,179
                                                         -----------
        Total current assets                              15,878,500

PROPERTY AND EQUIPMENT, net of $1,456,700
 accumulated depreciation                                  1,300,939

SOFTWARE COSTS                                             2,528,781

GOODWILL AND OTHER INTANGIBLE ASSETS,
 net of $339,100 accumulated amortization                  4,804,387

OTHER ASSETS                                                 144,536
                                                         -----------

        Total assets                                     $24,657,143
                                                         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                        $ 7,428,042
 Accrued liabilities                                         611,909
 Income taxes payable                                        321,108
 Notes payable and current portion of long-term debt       4,349,586
                                                         -----------
        Total current liabilities                         12,710,645

DEFERRED INCOME TAXES                                        128,994

LONG-TERM DEBT, net of current portion                     3,131,134

FAIR VALUE OF NET ASSETS ACQUIRED IN EXCESS OF COST,
net of $5,000 accumulated amortization                       394,742

STOCKHOLDERS' EQUITY:
 Preferred stock                                               2,817
 Common stock                                                    780
 Additional paid-in capital                                7,942,054
 Retained earnings                                           445,863
 Deferred compensation                                      (99,886)
                                                         -----------
        Total stockholders' equity                         8,291,628
                                                         -----------

           Total liabilities and stockholders' equity    $24,657,143
                                                         ===========

 See accompanying notes to these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                          -----------------------
                                            2001          2000
                                          ----------    ----------

REVENUES:
 Product sales and other, net            $15,485,395   $ 7,695,810
 Online sales, net                            39,362        18,260
                                         -----------   -----------
        Total revenues                    15,524,757     7,714,070

OPERATING EXPENSES:
 Cost of goods sold                        9,831,330     4,903,796
 Salaries, wages and related taxes         2,949,509     1,535,308
 Selling, general and administrative
  expenses                                 2,394,711     1,094,544
 Depreciation and amortization               117,336        65,127
                                         -----------   -----------
        Total operating expenses          15,292,886     7,598,775

        Operating income                     231,871       115,295

OTHER INCOME (EXPENSE):
 Interest expense, net                      (96,801)      (82,948)
 Financing expenses                         (17,509)      (15,067)
 Other income                                  5,219        45,960
                                         -----------   -----------
        Total other expense                (109,091)      (52,055)
                                         -----------   -----------

        Income before taxes                  122,780        63,240

INCOME TAX EXPENSE                            66,000        38,000
                                         -----------   -----------

NET INCOME                               $    56,780   $    25,240
                                         ===========   ===========

NET INCOME PER COMMON SHARE -
 Basic and diluted                       $         -   $         -
                                         ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -
  basic and diluted (Note 4)              35,965,361    34,754,361
                                         ===========   ===========


 See accompanying notes to these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        ----------------------------
                                                            2001           2000
                                                        ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $     56,780    $     25,240
Adjustments to reconcile net income to net cash used in
operating activities:
    Depreciation and amortization                            117,336          65,127
    Amortization of debt issuance costs                       17,509          15,067
    Amortization of deferred compensation                     41,400          31,826
 Amortization of fair value of net assets acquired                                 -
   in excess of cost                                          (5,000)
 Deferred income taxes                                        (5,900)              -
 Changes in operating assets and liabilities, net
   of acquisitions:
     Accounts receivable, inventories, prepaid
       expenses and other                                 (1,428,573)     (1,862,524)
     Accounts payable, accrued liabilities and income
       taxes payable                                         948,813         512,176
     Other assets                                              5,545         (13,985)
                                                         -----------    ------------
         Net cash used in operating activities              (252,090)     (1,227,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                        (129,097)        (62,346)
 Increase in software costs                                  (69,257)              -
 Payments in connection with businesses acquired                   -      (1,861,415)
                                                         -----------    ------------
         Net cash used in investing activities              (198,354)     (1,923,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and long-term debt            3,407,560       3,050,000
 Repayment of notes payable and long-term debt            (4,264,162)       (700,028)
 Deferred financing costs                                          -         (11,429)
                                                         -----------    ------------
         Net cash (used in) provided by financing
          activities                                        (856,602)      2,338,543

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,307,046)       (812,291)

CASH AND CASH EQUIVALENTS, beginning of period             1,611,923         935,946
                                                         -----------    ------------

CASH AND CASH EQUIVALENTS, end of period                 $   304,877    $    123,655
                                                         ===========    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
   Interest                                              $    72,700    $     85,000
                                                         ===========    ============
   Income taxes                                          $   250,000    $          -
                                                         ===========    ============



       See accompanying notes to these consolidated financial statements.

1.   Unaudited Information
     ---------------------

  The balance sheet as of September 30, 2001 and the statements of operations for the three-month periods ended September 30, 2001 and 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2001 and the results of its operations for the three months ended September 30, 2001 and 2000.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's most recent financial statements included in its report on Form 10-KSB for the year ended June 30, 2001 filed with the Securities and Exchange Commission.

  Certain reclassifications have been made to conform the prior year financial statements to the September 30, 2001 presentation.


2.   Acquisitions
     ------------

  The results of operations of the following business acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

  Effective August 1, 2000, the Company acquired the ongoing operations of three infusion therapy pharmacies ("Park Infusion") from subsidiaries of Amedisys, Inc. Effective November 11, 2000, the Company acquired all the outstanding common stock of MJN Enterprises, Inc. d/b/a Total Health Care ("Total Health Care"), an institutional pharmacy located in Arlington, Texas. Effective March 1, 2001, the Company acquired the Dallas office operations of Compass Healthcare ("Compass"), a retail pharmacy operation located at Medical City Hospital of Dallas which deals exclusively in the sale of therapeutic compression garments and supplies. Effective June 1, 2001, the Company acquired the operations of Medicine Man, Inc. ("Medicine Man"), consisting of four retail pharmacies located near Houston, Texas.

3. Stockholder's Equity
   --------------------

   Preferred Stock
   ---------------

  In July and August of 2001, 207,710 shares of the Company's Series A Preferred Stock were converted into 2,077,100 shares of common stock.

  Stock Options
  -------------

  On August 1, 2001, the Company granted 1,243,000 non-qualified stock options under the Company's 2000 Stock Incentive Plan (the "Plan"). These stock options were issued with an exercise price of $0.73, which equaled the current market price of the Company's common stock on the date of grant, and are exercisable over four to five years.

4.   Earnings Per Share
     ------------------

  Included in the weighted average shares computation are (a) 28,168,710 equivalent shares, representing 2,816,871 shares of Series A Preferred Stock outstanding as of September 30, 2001, and (b) 30,245,810 equivalent shares representing 3,024,581 shares of Series A Preferred Stock outstanding as of September 30, 2000.

  The weighted average share computation also includes the dilutive effect of employee stock options granted in connection with the Company's 2000 Stock Incentive Plan. Stock options outstanding as of September 30, 2001 did not have a dilutive effect because the average market price of the Company's common stock did not exceed the exercise price.

  The following table sets forth the computation of basic and diluted earnings per share:


                                                    Three Months Ended
                                                       September 30,
                                                    -------------------
                                                    2001           2000
                                                -----------    ------------
   Numerator:
     Net income                                  $    56,780    $    25,240
                                                 ===========    ===========

   Denominator:
  Weighted average common shares:
   Common shares outstanding                       7,796,651      4,508,551
   Common share equivalents of Series A
     preferred stock                              28,168,710     30,245,810
                                                 -----------    -----------
Basic weighted average shares                     35,965,361     34,754,361

  Effect of dilutive securities:
      Employee stock options                               -              -
                                                 -----------    -----------

 Diluted weighted average common shares           35,965,361     34,754,361
                                                 ===========    ===========

 Basic earnings per share                        $         -    $         -
                                                 ===========    ===========

 Diluted earnings per share                      $         -    $         -
                                                 ===========    ===========

  On November 1, 2001, the Company granted 200,000 nonqualified stock options under the Plan. These stock options were issued with an exercise price of $0.62, which equaled the current market price of the Company's common stock on the date of grant, and are exercisable over four to five years.

5.   Segment Information
     -------------------

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

  Summarized segment information as of September 30, 2001 and for the three months ended September 30, 2001 and 2000 is as follows:
                                       Three Months Ended
                                         September 30,
                                    --------------------------
                                       2001           2000
                                    ------------    ----------
     Segment Revenues:
       Pharmacy                      $11,071,000   $5,756,000
       Infusion                        3,583,000    1,118,000
       Non-Drug                          832,000      822,000
       Online Services                    39,000       18,000
                                     -----------   ----------
     Total segment revenues          $15,525,000   $7,714,000
                                     ===========   ==========

     Segment Earnings:
       Pharmacy                      $   361,000   $  413,000
       Infusion                          682,000      130,000
       Non-Drug                          (17,000)      55,000
       Online Services                   (42,000)    (186,000)
                                     -----------   ----------
     Total segment earnings              984,000      412,000
                                     -----------   ----------

     Corporate expenses                 (630,000)    (186,000)
    Interest and financing
     expense, net                       (114,000)     (98,000)
     Depreciation and
       amortization                     (117,000)     (65,000)
                                     -----------   ----------

     Income before income taxes      $   123,000   $   63,000
                                     ===========   ==========

                                     September
                                        30,
                                       2001
                                   -------------
     Segment Assets:
       Pharmacy                      $ 9,071,000
       Infusion                        6,338,000
       Non-Drug                          715,000
       Online Services                 3,010,000
                                     -----------
     Total segment assets             19,134,000
                                     -----------

     Corporate                           719,000
     Goodwill and other intangible
      assets resulting from
        business acquisitions,
        net                            4,804,000
                                     -----------

        Total assets                 $24,657,000
                                     ===========

                         ***************

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors, (b) changes in government regulation of the pharmacy industry, (c) changes in the reimbursement costs or policies of health insurance companies or federally-funded insurance programs, (d) the failure of health insurance companies and federally funded insurance programs to make payments in accordance with the time periods specified in their agreements with third-party providers like us, (e) our failure to collect receivables from health insurance companies who may experience financial hardships or failure as a result of increases in the costs of providing health care services in excess of the amount of revenue received by insurance companies under existing contractual commitments, (f) our failure to manage our growth and integrate businesses acquired or to be acquired, and (g) our failure to attract or retain key employees. We do not undertake
to update any forward-looking statements contained herein.   For
a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of the Annual Report on Form 10-KSB for the year ended June 30, 2001 filed with the Securities & Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements made herein.

RESULTS OF OPERATIONS

Three Months ended September 30, 2001 and 2000

     Revenues. For the three months ended September 30, 2001, revenue increased 101% to $15,524,757, compared to $7,714,070 from the same period in 2000. Our $7.8 increase revenue was primarily attributable to (i) $2.9 million of revenue growth from same-store operations and (ii) $4.9 million of revenue from companies that we acquired after September 2000. Revenue at our same-store operations increased nearly 38% from quarter to quarter, spurred largely by gains in infusion revenue.

     Gross Profit. Gross profit (revenues minus cost of goods sold) for the three months ended September 30, 2001 was $5,693,427, representing an increase of 103% from $2,810,274 in the prior period. Of the $2.9 million increase in gross profit period to period, approximately $1.4 million was attributable to our same-store operations, and $1.5 million was contributed from our acquisitions. Gross margin on a consolidated basis was essentially flat from period to period, with a 36.4% margin generated in the first quarter of fiscal 2000 compared to a 36.7% margin generated in the current quarter. Gross margin at same-store operations improved to over 39% from the earlier period, due principally to growth in our infusion operations, which carry higher margins than our retail and other operations. The make-up of our acquired revenue was weighted toward retail business, which carries the lowest margin of our major lines of business. Accordingly, the gross margin gain at our same-store operations from period to period was offset by the addition of lower margin acquired revenue. In the future, our gross margin may fluctuate depending on the nature and size of our acquisitions, along with changes in the composition of our existing business. Accordingly, there can be no assurance that our gross margins will remain at the level experienced during the three months ended September 30, 2001.

     Selling, General and Administrative Expenses and
Compensation Expenses. SG&A and compensation expenses were $5,344,220 for the three-month period ended September 30, 2001, representing an increase of 103% from $2,629,852 for the prior year's period. In general, expenses rose as companies were acquired in the intervening period. In the most recent quarter, SG&A and compensation expenses were 34.4% of total revenue, compared to 34.1% in the earlier period, as growth in operating expenses modestly exceeded revenue growth. For our same-store operations, these expenses increased to 38% of revenue. Expenses increased nearly across the board and were not limited to any particular operating company. To a certain extent, some of this growth was necessary on account of our strong revenue growth.
Some of this growth, however, represents the effects of our acquisitions and the fact these businesses continue to be in various stages of assimilation. Going forward, we believe that the proportion of corporate overhead expense to total revenue will decline in upcoming periods, and we also anticipate operating our various businesses more efficiently. In the future, to the extent that we are successful in completing acquisitions, we expect SG&A and compensation expense margins will fluctuate, as acquired businesses are assimilated into our company. As such, there can be no assurance comparisons of these expenses from period to period will be entirely meaningful or that we will be able to maintain SG&A and compensation expenses in the same proportion to revenue as was experienced in the three-month period ended September 30, 2001.

     EBITDA. Our EBITDA, or earnings before interest and financing expense, income taxes, depreciation and amortization, increased 57% to $354,426 for the three months ended September 30, 2001, compared to $226,382 a year earlier. EBITDA margin for the 2001 quarter was 2.3% compared to 2.9% in the previous period.

     Depreciation, Amortization and Interest Expense. Depreciation and amortization expenses were $117,336 for the three months ended September 30, 2001, compared to $65,127 for the prior period, representing an increase of 80%. The increase resulted from our acquisitions and reflects the amortization of goodwill created through those transactions, along with depreciation of acquired fixed assets. Interest expense for the current period was $96,801, compared to $82,948 in the previous year. This increase was a result of our higher average outstanding loan balances in the current period relative to the preceding year, despite the fact that our average borrowing rate during the recent quarter was 6.5%, compared to 10% last year.
At September 30, 2001, we had outstanding bank loans totaling $7.5 million, compared to $4.5 million at September 30, 2000. In undertaking acquisitions over the past twelve months, we utilized committed bank loans to finance portions of those transactions.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and intangible assets after a business combination is completed. Under the provisions of SFAS No. 142, we will no longer amortize goodwill beginning July 1, 2002. Instead, goodwill will be reviewed periodically for impairment and written down when found to be impaired. For a general description of SFAS No. 142 and the Company's timing of adoption, please see "Recent Accounting Pronouncements" below.

     Net Income. Net income for the three months ended September 30, 2001 was $56,780, compared to $25,240 a year ago.
The combined effects from acquisitions of increased revenues and improved gross margin were largely offset by increased operating expenses, including those related to our acquisitions, our increased pharmacy and home office staffing and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have funded the cash portion of our acquisitions and our growth in revenues and working capital requirements primarily through bank financing, operating cash flow and, to a limited extent, asset sales. We expect the cash proceeds from bank financing and our operations to be sufficient to meet our working capital needs over the next twelve months; however, we do not expect existing cash resources to be available for acquisitions for a least six months.
Our acquisitions have been typically financed through bank borrowings.

     As of September 30, 2001, we had borrowed $7.5 million under our credit facility with Bank of Texas, N.A. As of November 15, 2001 borrowings under that facility have been reduced to $7.15 million. The borrowing capacity under the Bank of Texas credit facility is based upon a multiple of our pro forma EBITDA over a trailing 12-month period. Therefore, our borrowing capacity under the credit facility fluctuates. Amounts advanced under the credit facility for acquisitions are repayable in installments of interest only over a six-month period, and thereafter the amount of an acquisition advance is amortized over a 60-month period.
As of November 15, 2001, approximately $3.9 million of our borrowings under the credit facility have been for acquisition purposes, and we are currently making payments of principal and interest on a consolidated acquisition note issued under the credit facility on June 12, 2001. Although we anticipate the cash flow from our acquired businesses to support the payment obligations on the acquisition note, we cannot give any assurances in this regard.

     In the next three to six months, we anticipate continuing to assimilate the acquisitions we have completed to date. Once these businesses have been fully incorporated into our company's operations, we expect to undertake additional acquisitions. During this assimilation phase, we plan to actively manage our working capital, specifically focusing on converting accounts receivable and rationalizing inventory to desired levels.
We anticipate that these efforts will generate between $750,000 and $1,250,000 in cash, which, in turn, will be utilized to reduce our trade payable balances and bank debt. Ongoing cash requirements are expected to be satisfied through operating cash flow.

     Thereafter, we would expect to complete additional acquisitions. The cash necessary to fund these acquisitions will depend, in part, upon our ability to use our common stock as consideration for a portion of the acquisitions and available cash flow. We will seek to extend our credit facility with Bank of Texas, N.A., which expires in December of 2001, to provide us with continued liquidity for acquisitions and, to a lesser extent, working capital. To the extent we are unable to complete acquisitions at attractive prices with acceptable terms and conditions, our need for additional bank financing will be significantly reduced.

     Over the past year, several of our operating divisions have experienced significant growth, which has necessitated additional cash investment to support working capital requirements. Specifically, accounts receivable and inventory have each grown as revenue has grown, and this investment has been funded through operating cash flow and bank borrowings. We believe that these operating divisions will continue to experience strong growth, resulting in a continuing investment in working capital. The ultimate amount of financing needed to fund increased receivables and inventory will depend on a number of factors, including revenue growth and the relative amount of receivables outstanding and inventory on hand at any time. To the extent that we are able to improve either the timeliness of our cash collections on receivables or the efficiency of our inventory management, our requirements for additional working capital will be generally reduced. Alternatively, this need will generally increase if we are unable to maintain working capital assets at their current relative levels.

     During the next twelve months, we expect to require additional capital to support ongoing development efforts and commercial rollout activities at our Rx-Pro subsidiary. We estimate that this subsidiary will require from $2 million to $5 million to carry out its strategic objectives over that period. Over the near term, we will evaluate various strategies with respect to raising capital for Rx-Pro, with a view toward maximizing proceeds and minimizing interest costs and/or equity dilution.

     To execute our strategic plan over the next twelve months, we expect that outside capital will be required. To date, our external financing needs have been met through our bank financing arrangements. Our current bank facility expires in December 2001. Although we hope to renew our bank agreement on terms consistent with those we have enjoyed up to the present, there can be no assurance that we will be able to renew our bank financing on equivalent terms, if at all. Over the past nine months, as the economy has demonstrated signs of softening, commercial banks have grown significantly more conservative in their lending practices. Given the dramatic change in the overall credit environment and economy, we are not able to predict the terms, if any, under which the bank would renew our loans in December 2001. If we are able to increase the credit available to us, we plan to use the proceeds to pursue our acquisition strategy and fund our working capital requirements.
On the other hand, if our lender requires us to convert our existing loan balance to term loans, interest and principal payments would commence and continue for a period ranging between four to five years, reducing the likelihood that we would be able to execute our acquisition strategy over the next 12-18 months. Additionally, we would be required to carefully manage growth in order to minimize the expected increased investment in working capital. If the Bank of Texas does not extend our credit facility, we would seek other financing to support our working capital requirements. We cannot provide any assurance that alternative financing would be available on commercially reasonable terms, if at all.

Recent Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board
("FASB") issued Statements of Financial Accounting Standards No.
141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS
142"), "Goodwill and Other Intangible Assets".

* SFAS 141 requires all business combinations to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. SFAS 141 also changes the treatment of the fair value of net assets of an acquired business in excess of cost ("negative goodwill"). Currently, negative goodwill is recorded as a deferred credit and amortized to earnings on a straight-line basis over estimated lives. SFAS 141 requires that negative goodwill be recognized as an extraordinary gain generally in the period in which the business combination is completed.

* SFAS No. 142 establishes new accounting standards for acquired goodwill and intangible assets after a business combination is completed. SFAS 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with finite lives will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization must be periodically reviewed for impairment and written-down when found to be impaired.

SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 will be adopted by the Company on
July 1, 2002.

Goodwill and other intangible assets acquired after June 30, 2001 will be immediately subject to the amortization provisions of SFAS 142. For goodwill and other intangible assets acquired onor before June 30, 2001, the Company is required to adopt SFAS 142 no later than the beginning of its fiscal year starting after December 15, 2001. The Company will adopt SFAS 142 in its entirety on July 1, 2002. The Company is currently evaluating the impact of adopting these new accounting pronouncements on its consolidated financial position and results of operations.

  In June 2001, the FASB also approved for issuance SFAS 143 ("SFAS 143"), "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and
(5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company is required to adopt SFAS 143 no later than the beginning of its fiscal year starting after December 15, 2001. The Company will adopt the statement effective no later than July 1, 2002. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of adopting this new accounting pronouncement on its consolidated financial position and results of operations.

  In October 2001, the FASB also approved SFAS 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company is currently evaluating the impact of adopting this new accounting pronouncement on its consolidated financial position and results of operations.

                   PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

     On November 12, 2001, Thomas R. Baker resigned as our President, CEO and a director. On November 15, 2001, Craig Mackey joined our company to serve as our President, Chief Operating Officer and a director. Attached as an exhibit to the Quarterly Report is a copy of the press release announcing the change in management.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     99.1   Press Release.

(b)  Reports Submitted on Form 8-K:

     None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PARK PHARMACY CORPORATION

                                   Date: November 19, 2001

                                   /s/ Craig Mackey
                                   -----------------------------
                                   Craig Mackey,
                                   President and Chief Operating
                                   Officer