Form 10QSB
period 2001-12-31
PARK PHARMACY CORP
filed 2002-02-20
CIK 798539

'            U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-QSB

    [X]    Quarterly Report under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2001.

    [ ]   Transition Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________ to ____________

               Commission File Number   000-15379


                   Park Pharmacy Corporation
   ---------------------------------------------------------
   (Exact Name of Small Business as Specified in its Charter)


                Colorado                     841029701
    -------------------------------     --------------------
    (State or Other Jurisdiction of       (I.R.S. Employer
     Incorporation or Organization)    Identification Number)


       10711 Preston Road, Suite 250, Dallas, Texas 75230
    --------------------------------------------------------
             Address of Principal Executive Offices


                         (972) 860-0200
     -------------------------------------------------------
         Issuer's Telephone Number, Including Area Code

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ X ]                 No [   ]

State the number of shares outstanding of each of the issuer's c lasses of common equity, as of the latest practicable date
(December 31, 2001):  9,845,381

   Transitional Small Business Disclosure Format (check one):
               Yes [   ]                 No [ X ]

                       TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION

                                                              Page
                                                              ----
Item 1. Financial Statements

        Consolidated balance sheet (unaudited)
           - December 31, 2001................................  1

        Consolidated statements of operations
           (unaudited) - three and six months
           ended December 31, 2001 and 2000...................  2

        Consolidated statements of cash flows
           (unaudited) - six months ended
           December 31, 2001 and 2000.........................  3

        Notes to consolidated financial statements............  5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........  8

                  PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of
        Security Holders......................................  16

Item 5. Other Information.....................................  16

Item 6. Exhibits and Reports on Form 8-K......................  16

Signature Page................................................  17

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                        December 31, 2001

                             ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $    347,398
 Accounts receivable, net of $2,492,000 allowance
   for doubtful accounts                               9,073,837
 Other receivable                                         87,476
 Inventories                                           3,687,474
 Prepaid expenses and other                              170,614
                                                    ------------
        Total current assets                          13,366,799

PROPERTY AND EQUIPMENT, net                            1,343,277

SOFTWARE COSTS                                           100,000

GOODWILL AND OTHER INTANGIBLE ASSETS, net              3,474,646

OTHER ASSETS                                             137,242
                                                    ------------

               Total assets                         $ 18,421,964
                                                    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                   $  7,991,180
 Accrued liabilities                                   2,373,968
 Notes payable and current portion
   of long-term debt                                   5,557,830
                                                    ------------
        Total current liabilities                     15,922,978


LONG-TERM DEBT, net of current portion                    18,939

STOCKHOLDERS' EQUITY:
 Preferred stock                                           2,614
 Common stock                                                983
 Additional paid-in capital                            7,942,054
 Accumulated Deficit                                  (5,375,536)
 Deferred compensation                                   (90,068)
                                                    ------------
        Total stockholders' equity                     2,480,047
                                                    ------------

Total liabilities and
  stockholders' equity                              $ 18,421,964
                                                    ============



See accompanying notes to these consolidated financial statements.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                               Three Months Ended                 Six Months Ended
                                                  December 31,                      December 31,
                                         ------------------------------    ------------------------------
                                              2001             2000            2001             2000
                                         -------------    -------------    -------------   -------------
REVENUES:
 Product sales and other, net            $ 13,342,312     $  9,037,792     $ 27,039,234    $ 15,586,367

OPERATING EXPENSES:
 Cost of goods sold                         8,946,511        5,224,581       17,371,822       9,253,543
 Salaries, wages and related taxes          2,845,481        1,811,004        5,432,021       2,998,719
 Selling, general and administrative
  expenses                                  3,253,367        1,626,146        5,445,180       2,624,273
 Depreciation and amortization                108,605           93,914          222,499         155,973
 Impairment of Goodwill                     1,000,000                -        1,000,000               -
                                         ------------     ------------     ------------    ------------
     Total operating expenses              16,153,964        8,755,645       29,471,522      15,032,508

     Operating income (loss)               (2,811,652)         282,147       (2,432,288)        553,859

OTHER INCOME (EXPENSE):
 Interest expense, net                        (96,891)        (117,766)        (193,691)       (200,422)
 Financing expenses                            (9,523)         (15,066)         (27,032)        (30,133)
 Other income                                 135,145           10,809          140,635          62,272
                                         ------------     ------------     ------------    ------------
     Total other income (expense)              28,731         (122,023)         (80,088)       (168,283)
                                         ------------     ------------     ------------    ------------

Income (loss) from continuing operations
  before income taxes                      (2,782,921)         160,124       (2,512,377)        385,576

INCOME TAX EXPENSE                                  -          (52,000)               -         (90,000)
                                         ------------     ------------     ------------    ------------

Income (loss) from continuing
  operations                               (2,782,921)         108,124       (2,512,377)        295,576

DISCONTINUED OPERATIONS:
Pharmacy components (including gain on
  disposal of $225,612)                      (382,405)         (46,945)        (489,017)        (29,901)
Online services                            (2,722,073)         (34,703)      (2,763,225)       (213,959)
                                         ------------     ------------     ------------    ------------
Loss on discontinued operations            (3,104,478)         (81,648)      (3,252,242)       (243,860)
                                         ------------     ------------     ------------    ------------

NET INCOME (LOSS)                        $ (5,887,399)    $     26,476     $ (5,764,619)   $     51,716
                                         ============     ============     ============    ============

NET INCOME (LOSS) PER COMMON SHARE -
  basic and diluted:
Continuing operations                     $      (.08)    $          -     $       (.07)   $          -
Discontinued operations                          (.08)               -             (.09)              -
                                         ------------     ------------     ------------    ------------

  Net income (loss)                      $       (.16)    $          -     $       (.16)   $          -
                                         ============     ============     ============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted          35,965,361       35,558,165       35,965,361      35,156,263
                                         ============     ============     ============    ============


See accompanying notes to these consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                -----------------------------
                                                    2001             2000
                                                -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income(loss)                               $ (5,764,619)   $     51,716
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation and amortization                     229,472         162,160
   Amortization of debt issuance costs                27,031          30,133
   Amortization of deferred compensation              51,218          63,320
   Impairment and write-off of goodwill            1,259,044               -
   Write-down of capitalized software costs        2,495,740               -
   Gain on disposal of discontinued
      pharmacy components                           (225,612)              -
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable, inventories, prepaid
  expenses and other                                 259,257      (4,202,415)
Accounts payable, accrued liabilities and
  income taxes payable                             3,104,658       2,299,729
   Other assets                                        3,317          (2,546)
                                                ------------    ------------
            Net cash provided by (used in)
               operating activities                1,439,506      (1,597,903)

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                (272,262)       (129,617)
 Increase in software costs                         (136,216)        (22,108)
 Payments in connection with
   businesses acquired                                     -      (3,073,951)
 Acquisition related costs                                 -         (22,515)
 Proceeds from sale of businesses                    465,000               -
                                                ------------    ------------
            Net cash provided by (used in)
               investing activities                   56,522      (3,248,191)

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and
   long-term debt                                  7,830,880       5,110,892
 Repayment of notes payable and
   long-term debt                                (10,591,433)     (1,186,600)
 Deferred financing costs                                  -         (11,429)
                                                ------------    ------------
            Net cash provided by
              (used in) financing activities      (2,760,553)      3,912,863

NET DECREASE IN CASH AND CASH EQUIVALENTS         (1,264,525)       (933,231)

CASH AND CASH EQUIVALENTS, beginning of
   period                                          1,611,923         935,946
                                                ------------    ------------

CASH AND CASH EQUIVALENTS, end of period        $    347,398    $      2,715
                                                ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
  Interest                                      $    220,600    $    203,000
                                                ============    ============
  Income taxes                                  $    250,000    $          -
                                                ============    ============

See accompanying notes to these consolidated financial statements.

1. Unaudited Information
   ---------------------

  The balance sheet as of December 31, 2001 and the statements of operations for the three and six month periods ended
  December 31, 2001 and 2000 were taken from the Company's books and records without audit.  However, in the opinion of
  management, such information includes all adjustments
  which are necessary to properly reflect the financial
  position of the   Company as of December 31, 2001 and
  the results of its operations for the three and six months ended December 31, 2001 and 2000.

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

  Certain reclassifications have been made to conform the prior year financial statements to the December 31, 2001 presentation.

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

3. Dispositions and Discontinued Operations
   ----------------------------------------

  Pharmacy Components
  -------------------
  In July 2001, Compass operations were relocated and merged into the Dougherty's pharmacy. As a result, the Company recorded a loss of $124,415 in connection with the write-off of unamortized goodwill.

  In December 2001, the Company closed its Raven's and Medicine Man - Dickinson pharmacy locations. In connection with these closures, the Company recorded a gain on disposal of $225,612, representing proceeds of $ 465,000 received from the sale of the retail pharmacy operations net of the carrying amount of the net assets disposed and closure costs incurred of $ 239,388.

  Online Services
  ---------------
  In December 2001, Company management committed to a plan for the disposal of the Company's online services segment which is comprised entirely of the operations of Rx-Pro. In connection with the disposal plan, management anticipates the sale of its Internet-based pharmaceutical care information system, which is currently under development. As a result, the Company wrote-down the carrying amount of capitalized software costs to its estimated fair value and recorded a loss of $2,495,740. The Company also recorded a loss of $ 134,629 in connection with the write-off of unamortized goodwill. Management's disposal plan also includes discontinuing the prescription management services currently offered through Rx-Pro.

  Summarized information for the major classes of assets and liabilities of Rx-Pro are as follows:

                                      December 31,
                                         2001
                                      -----------
   Assets:
     Cash and cash equivalents        $   1,803
     Accounts receivable, net           385,393
     Prepaid expenses and other          44,107
     Property and equipment, net         62,502
         Software costs                 100,000
                                      ---------
                Total Assets          $ 593,805
                                      =========

 Liabilities:
         Accounts Payable             $ 354,350
                                      =========

  Summarized information of discontinued operations for the three and six month periods ended December 31, 2001 and 2000 is as follows:


                                      Three Months Ended              Six Months Ended
                                         December 31,                   December 31,
                                 ---------------------------    ----------------------------
                                     2001           2000            2001            2000
                                 ------------   ------------    ------------    ------------
   Revenues:
     Pharmacy components         $ 1,558,413    $ 1,257,023     $ 3,346,886     $ 2,404,258
     Online services                   7,718         61,565          47,080          79,825
                                 -----------    ------------    -----------     -----------
      Total revenues             $ 1,566,131    $ 1,318,588     $ 3,393,966     $ 2,484,083
                                 ===========    ===========     ===========     ===========

   Loss from discontinued
    operations:
     Pharmacy components         $  (608,017)   $   (46,945)    $  (714,629)    $   (29,901)
     Online services              (2,722,073)       (34,703)     (2,763,225)       (213,959)
                                 -----------    -----------     -----------     -----------
      Total Loss From
       Discontinued Operations   $(3,330,090)   $   (81,648)    $(3,477,854)    $  (243,860)
                                 ===========    ===========     ===========     ===========



4. Impairment of Goodwill
   ----------------------

  In December 2001, the Company determined that the carrying amount of goodwill related to its acquisition of Total Health Care was not fully recoverable. As a result, the Company wrote-down the carrying amount of goodwill to its estimated fair value and recorded a loss of $1,000,000.

5. Debt
   ----

  In December 2001, the Company renewed its revolving line of credit with the Bank of Texas. The facility, which bears interest at prime, is due March 31, 2002 and is collateralized by substantially all the assets of the Company.

  At December 31, 2001, the Company was not in compliance with certain financial debt covenants required under its credit facility with the Bank of Texas. Accordingly, the long-term portion of outstanding borrowings owed to the Bank of Texas totaling $2,914,360 have been classified as current debt.


6. Stockholder's equity
   --------------------

  Preferred Stock
  ---------------
  In July and August of 2001, 207,710 shares of the Company's
  Series A Preferred Stock were converted into 2,077,100 shares of common stock. In December 2001, 203,373 shares of the Company's Series A Preferred Stock were converted into
  2.033,730 shares of common stock.

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


7. Earnings Per Share
   ------------------

  The weighted average share computation includes common share equivalents of the Company's outstanding Series A Preferred Stock. The weighted average share computation also includes the dilutive effect of employee stock options granted in connection with the Company's 2000 Stock Incentive Plan.
  Stock options outstanding as of December 31, 2001 did not have a dilutive effect because the average market price of the Company's common stock did not exceed the exercise prices. There were no stock options outstanding as of December 31, 2000.

  The following table sets forth the computation of basic and diluted earnings per share:


                                          Three Months Ended                Six Months Ended
                                             December 31,                     December 31,
                                    ------------------------------   ------------------------------
                                        2001             2000             2001            2000
                                    -------------    -------------   -------------    -------------
Numerator:
    Income (loss) from continuing
       operations                   $ (2,782,921)    $    108,124    $ (2,512,377)    $    295,576
                                    ------------     ------------    ------------     ------------
    Loss from discontinued
       operations                   $ (3,104,478)    $    (81,648)   $ (3,252,242)    $   (243,860)
                                    ------------     ------------    ------------     ------------
    Net income (loss)               $ (5,887,399)    $     26,476    $ (5,764,619)    $     51,716
                                    ============     ============    ============     ============

Denominator:
 Weighted average common shares:
  Common shares outstanding            9,830,381        5,312,355       9,830,381        4,910,453
 Common share equivalents of
  Series A preferred stock            26,134,980       30,245,810      26,134,980       30,245,810
                                    ------------     ------------    ------------     ------------
Basic weighted average shares         35,965,361       35,558,165      35,965,361       35,156,263

  Effect of dilutive securities:
     Employee stock options                    -                -               -                -
                                    ------------     ------------    ------------     ------------

Diluted weighted average common
  shares                              35,965,361       35,558,165      35,965,361       35,156,263
                                    ============     ============    ============     ============

  Income (loss) per share- basic
  and diluted:
    Continuing operations           $       (.08)    $          -    $       (.07)    $          -
                                    ============     ============    ============     ============
    Discontinued operations         $       (.08)    $          -    $       (.09)    $          -
                                    ============     ============    ============     ============
    Net income (loss)               $       (.16)    $          -    $       (.16)    $          -
                                    ============     ============    ============     ============

8.   Segment Information

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

  Summarized segment information as of December 31, 2001 and for the three and six month periods ended December 31, 2001 and 2000 is as follows:


                                    Three Months Ended                Six Months Ended
                                       December 31,                     December 31,
                              ------------------------------    -----------------------------
                                   2001            2000             2001             2000
                              -------------    -------------    -------------   -------------
   Segment Revenues:
     Pharmacy                 $  9,523,000     $  6,056,000     $ 18,805,000    $ 10,664,000
     Infusion                    3,048,000        2,032,000        6,631,000       3,150,000
     Non-Drug                      771,000          950,000        1,603,000       1,772,000
                              ------------     ------------     ------------    ------------
   Total segment revenues     $ 13,342,000     $  9,038,000     $ 27,039,000    $ 15,586,000
                              ============     ============     ============    ============

   Segment Earnings (Loss):
     Pharmacy                 $   (181,000)    $    651,000     $    245,000    $  1,038,000
     Infusion                     (875,000)         317,000         (121,000)        447,000
     Non-Drug                      (12,000)          38,000          (39,000)         93,000
                              ------------     ------------     ------------    ------------
   Total segment earnings       (1,068,000)       1,006,000           85,000       1,578,000
     (loss)                   ------------     ------------     ------------    ------------

   Corporate expenses           (1,500,000)        (619,000)      (2,153,000)       (805,000)
 Interest and financing
   expense, net                   (106,000)        (133,000)        (221,000)       (231,000)
 Depreciation and
   amortization                   (109,000)         (94,000)        (223,000)       (156,000)
                             -------------     ------------     ------------    ------------

   Income (loss) from
     Continuing Operations
     before income taxes     $ (2,783,000)     $    160,000     $ (2,512,000)   $    386,000
                             ============      ============     ============    ============


                                                                December 31,
                                                                    2001
                                                                -------------
   Segment Assets:
     Pharmacy                                                   $  6,585,000
     Infusion                                                      6,676,000
     Non-Drug                                                        641,000
     Online Services                                                 594,000
                                                                ------------
   Total segment assets                                           14,496,000
                                                                ------------

   Corporate                                                         451,000
 Goodwill and other
   intangible assets
   resulting from business
   acquisitions, net                                               3,475,000
                                                                ------------

      Total assets                                              $ 18,422,000
                                                                ============

                        *****************


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


RESULTS OF OPERATIONS

Three Months ended December 31, 2001 and 2000
---------------------------------------------

     REVENUES. For the three months ended December 31, 2001, revenue from continuing operations increased 48% to $13,342,312, compared to $9,037,792 from the same period in 2000. Our $4.3 million increase in revenue was primarily attributable to (i) $1.4 million of revenue growth from same-store operations and
(ii) $2.9 million of revenue from companies that we acquired after December 2000. Revenue at our same-store operations increased nearly 10% from quarter to quarter, spurred largely by gains at Dougherty's Pharmacy and the inclusion of our Total Health Care subsidiary for a full quarter.

     GROSS PROFIT. Gross profit (revenues minus cost of goods sold) from continuing operations for the three months ended December 31, 2001 was $4,395,801, representing an increase of 15% from $3,813,211 in the prior period. Of the $582,000 increase in gross profit from period to period, approximately $655 thousand was attributable to acquisitions, while same-store operations experienced a decline in gross profit of $73,000. Gross margin on a consolidated basis declined from period to period, with a 42.0% margin generated in the second quarter of fiscal 2000 compared to a 32.9% margin generated in the current quarter. Gross margin at same-store operations fell to 35.8% from the earlier period. These declines in gross margin are due principally to increases in contractual allowances for infusion services, which have the impact of reducing net infusion revenue in the period. To a lesser extent, gross margin was adversely impacted by a change in business make-up and system conversion at our Total Health Care subsidiary.

     With respect to our infusion receivables, the reasons underlying the reduction in the estimate of the infusion services that can be collected are varied. Generally speaking, the collection cycle for infusion receivables is much longer than our other pharmacy segments, with the national average running approximately 120 days. Our experience affirms this figure, although our actual collection cycle runs in excess of 150 days. As such, the ability to assess the ultimate collectability of accounts may not be known for months, ranging up to a year. In August 2000, we acquired three infusion pharmacies that formed our Park Infusion subsidiary, and only now have we reached a point where the ultimate collectability of certain accounts can be determined. As some accounts have become aged, we are choosing to reserve against those accounts in the event that some are ultimately deemed uncollectable. As management has gained more information on the historical performance of the infusion accounts, it has chosen to increase the estimate of the uncollectable portion. Finally, some issues arise in the ordinary course of business that affect the collectability of accounts, among them (i) failing to file patient claims in a timely manner, (ii) disputes among primary and secondary insurers, (iii) disputes among insurers and patients, (iv) improper assessment of contractual adjustments, and (v) incorrect data received from the patient, or data improperly transcribed into our systems and (vi) processing errors on the part of insurance companies which lead to short payments against balances owed. We continue to work diligently to minimize both internal errors and omissions and to correct payor errors that reduce account collectability. In that regard, we have actively increased the overall level of experience among our billing and collection personnel within the last several months, and we have begun converting our major payors to electronic billing, which reduces errors throughout the entire billing process and clearly speeds up the collection process.

     To a lesser extent, gross margin was negatively affected by a change in business make-up and a system conversion in November at our Total Health Care operation. The system conversion precluded Total Health's ability to bill a certain portion of its customers for a period of time during November and December, which resulted in a reduction in the actual amounts the company believes it can collect. Finally, the make-up of our acquired revenue was weighted toward retail business, namely our Medicine Man purchase, which carries the lowest margin of our major lines of business. Consistent with our strategy of acquiring strong independent pharmacies and overlaying high-end services, we have introduced infusion pharmacy and long-term care pharmacy services at Medicine Man. As such, we expect to increase that subsidiary's gross margin in future periods. Going forward, we anticipate that our gross margin will return to a more normalized level, given our ongoing efforts to improve our infusion selling and collection and the one-time nature of and the system conversion at Total Health.

     PAYROLL & RELATED EXPENSES. Payroll and related expenses were $2,845,481 for the second quarter of FY2002, compared to $1,811,004 a year earlier, an increase of 57%. During the quarter, we incurred severance expense relating to the departure of our former Chief Executive Officer. Also in that period, we set up reserves for estimated employee separation costs resulting from a realignment of management positions and responsibilities, both at our corporate office and at certain of our operating companies, including those we divested in December (discussed below). On a same-store basis, payroll grew by 34%, or $623,000, due in part to the inclusion of Total Health Care for a full quarter in FY2002 and an increase in staff at Dougherty's and Park Infusion to handle higher business volume. Payroll related to acquired operations represented over $425,000 of the total increase in compensation expense period over period. As a percentage of total revenue, payroll grew from 20.0% in the December 2000 quarter, to 22.2% in the current period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3,253,633 for the three-month period ended December 31, 2001, representing an increase of nearly 200% from $1,626,146 for the prior year's period. For operations owned in both periods, the increase was 84%, or $1,370,000. Expenses related to acquisitions were nearly $310,000. In relation to revenue, SG&A expenses increased to 24.4% in the current period from 18.0% in the prior period, due in part to increased infusion bad debt expenses, increased delivery expenses and the payment of certain bonuses.

     Expenses increased nearly across the board and were not limited to any particular operating company. To a certain extent, some of this growth was necessary on account of our strong revenue growth. Some of this growth, however, represents the effects of our acquisitions and the fact these businesses continue to be in various stages of assimilation. Going forward, we believe that the proportion of corporate overhead expense to total revenue will decline in upcoming periods, and we also anticipate operating our various businesses more efficiently. In the future, to the extent that we are successful in completing acquisitions, we expect SG&A and compensation expense margins will fluctuate, as acquired businesses are assimilated into our company. As such, there can be no assurance comparisons of these expenses from period to period will be entirely meaningful or that we will be able to maintain

SG&A and compensation expenses in the same proportion to revenue as was experienced in the three-month period ended December 31, 2001.

     DEPRECIATION, AMORTIZATION AND IMPAIRMENT. Depreciation and amortization expenses were $1,108,605 for the three months ended December 31, 2001, compared to $93,914 for the prior period. The increase resulted from a $1,000,000 write-down to the value of goodwill associated with our Total Health Care acquisition.
Total Health has recently performed sufficiently short of our expectations and short of its own historical results, to necessitate this revaluation of Total Health's carrying value.

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

     INCOME/(LOSS) FROM OPERATIONS. Our loss from operations was $2,811,652 for the three months ended December 31, 2001, compared to income of $282,147 a year earlier.

     INTEREST EXPENSE AND OTHER INCOME/EXPENSE. Interest expense for the current period was $96,891, compared to $117,766 in the previous year. This decrease was the result of our lower average borrowing cost in the current period relative to the preceding year, amid a higher average loan balance of $6.7 million during the recent quarter, compared to $5.3 million a year prior. In undertaking acquisitions over the past twelve months, we utilized committed bank loans to finance portions of those transactions.

     INCOME/(LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations for the three months ended December 31, 2001 was $2,782,921, compared to income of $108,124 a year ago. The combined effects of increased reserves for accounts receivable, along with partial goodwill impairment at certain of our subsidiaries accounted for the majority of this loss. Going forward, however, we would expect to generate much more normalized results from our operations, returning to net profitability and improving that profitability thereafter.

Six Months ended December 31, 2001 and 2000
-------------------------------------------

     REVENUES. For the six months ended December 31, 2001, revenue from continuing operations increased 73% to $27,039,234, compared to $15,586,367 from the same period in 2000. Our $11.5 million increase in revenue was primarily attributable to (i) $5.8 million of revenue growth from same-store operations and
(ii) $5.7 million of revenue from companies that we acquired after December 2000. Revenue at our same-store operations increased nearly 37% from quarter to quarter, spurred largely by gains at Dougherty's Pharmacy, Park Infusion and the inclusion of our Total Health Care subsidiary for a full six months. Same-store revenue growth would have been stronger for the six months were it not for a reduction in management's estimate of the percentage of our infusion pharmacy services that can be collected, as discussed below.

     GROSS PROFIT. Gross profit (revenues minus cost of goods sold) from continuing operations for the six months ended December 31, 2001 was $9,667,412, representing an increase of 53% from $6,332,824 in the prior period. Of the $3.3 million increase in gross profit from period to period, approximately $1.3 million was attributable to acquisitions, while same-store operations experienced an increase in gross profit of $2.0 million. Gross margin on a consolidated basis declined from period to period, with a 40.6% margin generated in the first six months of fiscal 2000 compared to a 35.8% margin generated in the current six-month period. Gross margin at same-store operations fell slightly to 39% from the earlier period. These declines in gross margin are due principally to a reduction in management's estimate of infusion services that can be collected, which had the impact of reducing net infusion revenue in the period. To a lesser extent, gross margin was adversely impacted by a changes change in business make-up and a system conversion at our Total Health Care subsidiary, both of which were described above.

     With respect to our infusion receivables, the reasons underlying the reduction in the estimate of the infusion services that can be collected are varied. Please refer to the prior section for a detailed discussion on this point.

     PAYROLL & RELATED EXPENSES. Payroll and related expenses were $5,432,021 for the first two quarters of FY2002, compared to $2,998,719 a year earlier, an increase of 81%. During the first six months, we incurred severance expense relating to the departure of our former Chief Executive Officer. Also in that period, we set up reserves for estimated employee separation costs resulting from a realignment of management positions and responsibilities, both at our corporate office and at certain of our operating companies, including those we divested in December (discussed below). On a same-store basis, payroll grew by 57%, or $1.7 million, due in part to the inclusion of Total Health Care for a full quarter in FY2002 and an increase in staff at Dougherty's and Park Infusion to handle higher business volume. Payroll related to acquired operations represented $750,000 of the total increase in compensation expense period over period.
As a percentage of total revenue, payroll grew from 19.2% in the first two quarter ending December 2000, to 20.5% in the current period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5,443,446 for the six-month period ended December 31, 2001, representing an increase of nearly 107% from $2,624,273 for the prior year's period. For operations owned in both periods, the increase was 84%, or $2.1 million. Expenses related to acquisitions were nearly $520,000. In relation to revenue, SG&A expenses increased to 20.1% in the most recent two periods from 16.8% in the same prior periods, due in part to increased infusion bad debt expenses and increased delivery expenses.

     Expenses increased nearly across the board and were not limited to any particular operating company. To a certain extent, some of this growth was necessary on account of our strong revenue growth. Some of this growth, however, represents the effects of our acquisitions and the fact these businesses continue to be in various stages of assimilation. Going forward, we believe that the proportion of corporate overhead expense to total revenue will decline in upcoming periods, and we also anticipate operating our various businesses more efficiently. In the future, to the extent that we are successful in completing acquisitions, we expect SG&A and compensation expense margins will fluctuate, as acquired businesses are assimilated into our company. As such, there can be no assurance comparisons of these expenses from period to period will be entirely meaningful or that we will be able to maintain SG&A and compensation expenses in the same proportion to revenue as was experienced in the six-month period ended December 31, 2001.

     DEPRECIATION, AMORTIZATION AND IMPAIRMENT. Depreciation and amortization expenses were $1,222,499 for the six months ended December 31, 2001, compared to $155,973 for the prior period.
The increase resulted from a $1,000,000 write-down to the value of goodwill associated with our Total Health Care acquisition. Total Health has recently performed sufficiently short of our expectations, and even short of its own historical results, to necessitate this revaluation of Total Health's carrying value.

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

     INCOME/(LOSS) FROM OPERATIONS. Our loss from operations was $2,432,288 for the six months ended December 31, 2001, compared to income of $553,859 a year earlier.

     INTEREST EXPENSE AND OTHER INCOME/EXPENSE. Interest expense for the current period was $193,692, compared to $200,422 in the previous year. This decrease was the result of our lower average borrowing cost in the current period relative to the preceding year, amid a higher average loan balance of $7.0 million during the recent six months, compared to approximately $4.0 million a year prior. In undertaking acquisitions over the past twelve months, we utilized committed bank loans to finance portions of those transactions.

     INCOME/(LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations for the six months ended December 31, 2001 was $2,512,377, compared to income of $295,576 a year ago. The combined effects of increased reserves for accounts receivable, along with partial goodwill impairment at certain of our subsidiaries accounted for the majority of our net loss. Going forward, however, we would expect to generate much more normalized results from our operations, returning to net profitability and improving that profitability thereafter.

RESTRUCTURING - DISCONTINUED OPERATIONS

     On November 15, 2001, our Board of Directors accepted the resignation of Thomas R. Baker as President and Chief Executive Officer and announced the appointment of Craig Mackey as President and Chief Operating Officer. In concert with Mr. Mackey's arrival and under his leadership, we undertook a comprehensive review of operations, certain of the results of which are discussed in the remainder of this section.

     SALE OF MEDICINE MAN - DICKINSON AND RAVEN'S. On December 28, 2001, we sold the retail prescription files of our Raven's pharmacy to Eckerd Drug Company for $240,000 in cash. We retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our Total Health Care and Dougherty's locations. Additionally, we transferred the institutional pharmacy business of Raven's to Total Health Care, our closed-door, institutional pharmacy located in Arlington, Texas. Coincident with the sale, we closed the Raven's location and did not renew the facility lease, which expired on January 9, 2002.

     On December 29, 2001, we sold the prescription files of our Medicine Man - Dickinson store to Walgreen's for $225,000 in cash. In the transaction, we retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our three remaining Medicine Man locations. Coincident with the sale, we closed the Dickinson location and accrued an estimated loss of $107,749 on the remaining term of the lease and incurred other closure costs of approximately $52,000.

     The operating results of these two locations are reflected on our Consolidated Statement of Operations for the three and six months ended December 31, 2001 as Discontinued Operations. With respect to Raven's, operating losses net of tax for the three and six months, respectively, were $73,375 and $302,205. For Medicine Man-Dickinson, operating losses net of tax for three and six months, respectively, were $35,237 and $62,397.

     From a strategic perspective, the sale of these locations will allow us to redeploy our capital toward more productive purposes. Specifically, we expect to utilize the proceeds from these two transactions to, among other things, (i) support the ongoing working capital requirements of our other, higher-growth operations, (ii) provide cash to reduce our outstanding bank loans, and (iii) provide funding for our higher-end business development efforts.

     DOUGHERTY'S MEDICAL CITY. In July 2001, we elected to discontinue the operations of Dougherty's Medical City, previously operating as the Dallas office of Compass Healthcare, an operation specializing in therapeutic compression garments and related home medical supplies. We were not able to renew the facility lease at Medical City Dallas Hospital on acceptable terms; consequently, we closed down that location and consolidated its operations into our Dougherty's retail store in North Dallas. Accordingly, we are writing off $124,415 of goodwill associated with that acquisition.

     RX-PRO.COM. Over the course of the past year, as the level of business activity related to the Internet has decreased, and as the economy has entered a recession, the outlook for our Rx-Pro.Com, Inc. subsidiary has changed as well. During the course of 2000, and for a significant part of 2001, the prevailing wisdom indicated that a significant market for Internet-based healthcare systems would emerge. Given the events of the past year, including the overall downturn in economic activity, the development of this market will, at best, be delayed, and, at worst, fail to emerge.

     Although we continue to believe that a viable market for Rx-Pro's Internet-based patient charting and electronic prescription system will ultimately emerge, we are not able to discern when this market will emerge, if ever. Accordingly, we are electing to discontinue the Internet component of this subsidiary for the period ending December 31, 2001, and we have taken a charge of $2,400,000 to earnings to reflect the partial impairment of software rights associated with our Rx-Pro system. We have also written off the goodwill of $134,600 associated with Rx-Pro.

     Rx-Pro was determined by management to be "held for sale" in accordance with SFAS No. 144, so we have included its losses in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our plan for the March quarter is to continue focusing on operations, in order to complete the acquisition assimilation process that began late in the December quarter. Each of our ongoing operations will continue to evaluate, among other things, the validity of the operation's current strategy, the direction of its market and customer base, and the efficiency and profitability of its operations. To the extent that changes are determined to be in order, definitive action plans will be developed with time frames established for project completion. Financially, we will continue to improve asset utilization by speeding up cash collections and, with respect to inventory, learning to rely more heavily upon timely delivery from our suppliers and less upon our on-hand stocks.

     In order to resume our growth plans and take advantage of opportunities within Texas, a solid financial foundation will be critical, and we plan to ensure this foundation by generating cash from our working capital accounts and maximizing our senior bank loan availability, which will entail, at a minimum, restructuring our current agreement with the Bank of Texas or refinancing with another institution. We hope that, as a result of doing these things, we will possess sufficient cash and liquidity to achieve our operating plans and meet our obligations in a timely manner for the foreseeable future.

     During the quarter ended December 31, 2001, we received a combined $845,000 in cash from (i) the sale of our Dickinson and Raven's locations and (ii) a contingent payment from the purchaser of our St. Petersburg infusion pharmacy under the terms of that purchase and sale agreement. Additionally, the company's effort to reduce its relative levels of accounts receivable and inventory yielded success, particularly with respect to inventory, as it declined from $4.45 million at September 30 to $3.69 million by December 31.

     With respect to accounts receivable, aside from our infusion receivables, the quality and timeliness of our accounts are acceptable, turning every 30 to 45 days. We do, however, believe that room exists for improvement, and we will work toward that end. With respect to infusion receivables, the national average is approximately 120 days sales outstanding, and our average infusion days sales outstanding notably exceed this figure and are above 150 days. We are actively addressing this issue, with positive early results. Based on efforts undertaken by our billing and collection staff in the December quarter, we believe that our portfolio of infusion accounts receivable has stabilized, and we anticipate receiving a significant amount of cash from aged infusion accounts receivable during the March quarter.

     The ultimate goal is to bring the days sales outstanding for our infusion operations down to 120 days over the course of the next year, and certainly sooner, if possible. For inventory, the goal is to maintain on-hand inventory of no more than 30 days. Depending on the degree of success we achieve in these regards, we believe that $1.5 million of cash can be generated from our balance sheet over the next three to six months, which, in turn, would provide our company with greater business flexibility and allow us to pay down debt and bring any past due trade credit current.

     With respect to bank financing, we are currently in default of our agreement with the Bank of Texas and have not received a waiver from the bank in that regard. At this time, we are not able to determine with any certainty how our relationship with the bank will proceed. With our company in default of its loan covenants, at any point the bank could call the loan, which would require that we immediately repay all amounts outstanding at that time. In such a scenario, we do not foresee being able to repay all bank obligations at one time. Alternatively, the bank could continue to provide ongoing funding to us, but more than likely on a stricter basis. We are not able to estimate the length of time the bank would continue to work with us in such an event.

     We are actively pursuing other lending sources to replace our current arrangement with the Bank of Texas, N.A. Specifically, we are reviewing potential asset-based structures to determine optimal bank financing for our company. The Bank of Texas has extended our revolving line of credit for 90 days through March 31, 2002. In addition to pursuing other lenders, we are using this period to explore with the bank the possibility of converting our agreement to one that is asset based, as opposed to cash flow based. By the end of March, we hope to reposition our bank debt to improve availability.

     In the event we are not able to refinance or restructure our existing debt, we will consider other strategies to generate cash, including raising equity, selling assets and reducing operating expenses. Should these alternative strategies fail, our ability to continue implementing our business plan will be dramatically and adversely impacted.

     In summary, for the upcoming quarter, we will continue to focus on generating cash, principally by improving our accounts receivable collections. We will also continue to put operating controls in place to reduce inventory levels and improve customer service at our facilities. Finally, we hope to refinance or restructure our bank facility by the end of March. By being more efficient with our assets, and thereby generating cash, along with improving our bank loan availability, we hope to notably improve our financial position by the end of March, which should allow us to resume our growth plans in the future.


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board
("FASB") issued Statements of Financial Accounting Standards No.
141 ("SFAS 141"), "Business Combinations", and SFAS No. 142
("SFAS 142"), "Goodwill and Other Intangible Assets".

* SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill.

* SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but, instead, they will be tested for impairment at least annually based on their fair value. SFAS No. 142 requires that intangible assets with definite lives restricted by contractual, legal or other means continue to be amortized over their useful lives.

     In accordance with SFAS 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to our adoption of SFAS
142. We will adopt the remaining provisions of SFAS No. 141 and SFAS No. 142 in its entirety effective July 1, 2002.

     SFAS 141 requires, upon adoption of SFAS 142, that we evaluate existing goodwill and other intangibles assets that were acquired in prior purchase business combinations, and that we make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for the recognition of intangible assets apart from goodwill. Upon adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. SFAS 142 also requires that we perform a transitional impairment evaluation of its intangible assets in accordance with the provisions of SFAS 142 within the first interim period of adoption. Any impairment loss related to intangible assets other than goodwill will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the quarter ended September 30, 2002.

     In connection with the transitional impairment evaluation of goodwill, SFAS 142 requires that we first perform an assessment of whether there is an indication that goodwill is impaired as of the July 1, 2002 adoption date. To accomplish this, we must establish reporting units, based on its reporting structure, and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. We then have up to six months from adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill to its carrying amount, both of which would be measured as of the adoption date. The implied fair value of reporting unit goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, by allocating the reporting unit's fair value to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. We are required to complete this second step as soon as possible, but no later than the year end June 30, 2003. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our statement of operations.

     As of December 31, 2001, Park Pharmacy had unamortized goodwill of $3,474,646, unamortized identifiable intangible assets of approximately $100,000, all of which are subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $251,000 for the year ended June 30, 2001. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, Park Pharmacy cannot reasonably estimate the impact of these provisions on the consolidated financial statements beyond discontinuing amortization.

Goodwill and other intangible assets acquired after June 30, 2001 will be immediately subject to the amortization provisions of SFAS 142. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt SFAS 142 no later than the beginning of its fiscal year starting after December 15, 2001. The Company will adopt SFAS 142 in its entirety on July 1, 2002. The Company is currently evaluating the impact of adopting these new accounting pronouncements on its consolidated financial position and results of operations.

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

     In October 2001, the FASB also approved SFAS 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company elected to adopt this new accounting pronouncement early, as permitted, on December 31, 2001. The primary effect of adopting SFAS No. 144 was that the operations of Raven's and Medicine Man - Dickinson described above were accounted for as discontinued operations.

                   PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 29, 2001, we held our Annual Meeting of Shareholders. One item of business was acted upon at the meeting, namely the election of seven directors to serve until the 2002 Annual Meeting and until their successors are duly elected and qualified.

     For the sole proposal considered, there were xxx,xxx broker non-votes. Broker non-votes occur when shares are held in the name of a broker (in "street name") and the broker does not receive instructions from its customer for proposals for which the broker does not have discretionary authority to vote the shares. Because the proposal requires the approval of a majority of the votes entitled to be cast, broker non-votes have the effect of votes against each such proposal. In determining the number of votes cast at the meeting, each share of preferred stock was entitled to ten votes per share, while each share of common stock was entitled to one vote per share.

The results for the voting of the election of directors were as follows:

                             VOTES       VOTES
     NOMINEE                  FOR       AGAINST   ABSTENTIONS
                           ----------   --------  -----------
     Joe B. Park           31,767,032    4,180        200
     Richard M. Allen      31,767,032    4,180        200
     William D. Breedlove  31,767,032    6,180        200
     Jon J. Gergen         31,767,032    6,180        200
     Craig Mackey          31,767,032    4,180        200
     Jim Moncrief          31,767,032    4,180        200
     Gwendolyn Park        31,767,032    4,180        200

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


                                PARK PHARMACY CORPORATION

                                Date: February 19, 2002

                                /s/ CRAIG MACKEY
                                -----------------------------
                                Craig Mackey,
                                President and Chief Operating
                                Officer