Form 10QSB/A
period 2001-12-31
PARK PHARMACY CORP
filed 2002-02-21
CIK 798539

'            U.S. SECURITIES AND EXCHANGE COMMISSION

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

                       TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION

                                                              Page
                                                              ----
Item 1. Financial Statements

        Consolidated balance sheet (unaudited)
           - December 31, 2001................................  1

        Consolidated statements of operations
           (unaudited) - three and six months
           ended December 31, 2001 and 2000...................  2

        Consolidated statements of cash flows
           (unaudited) - six months ended
           December 31, 2001 and 2000.........................  3

        Notes to consolidated financial statements............  5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........  8

                  PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.......................  16

Item 4. Submission of Matters to Vote of
        Security Holders......................................  16

Item 5. Other Information.....................................  16

Item 6. Exhibits and Reports on Form 8-K......................  16

Signature Page................................................  17

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

     Our gross margin was also negatively affected by a change in business make-up and a system conversion in November at our Total Health Care operation. An error in our system conversion resulted in our failure to bill a portion of Total Health Care's customers during November and December, which resulted in our failure to recognize the full amount of the revenue from these customers. Finally, the make-up of our acquired revenue was weighted toward retail business, namely our Medicine Man purchase, which carries the lowest margin of our major lines of business. Consistent with our strategy of acquiring strong independent pharmacies and overlaying high-end services, we have introduced infusion pharmacy and long-term care pharmacy services at Medicine Man. Therefore, we expect to increase that subsidiary's gross margin in future periods.

     INCREASES IN RESERVES AND ALLOWANCES AGAINST INFUSION RECEIVABLES. In the recent fiscal quarter, we established additional reserves and allowances of approximately $900,000 against our infusion receivables during the period. These adjustments result from our reassessment of the collectibility of these accounts, as well as recommendations from an independent consultant that we retained in December
2001 to assist us in reviewing our receivable portfolio. For example, the national average for collecting infusion receivables is approximately 120 days, although our actual collection cycle runs in excess of 150 days. Most of our original infusion operations related to the infusion business that we acquired from Amedysis in August 2000. At that time, we used a third-party service to prepare and submit bills supporting our Infusion receivables. However, the invoices that were submitted either failed to contain the correct information or billing codes and ultimately required resubmission. These errors resulted in our inability to initially determine the ultimate collectibility of our infusion receivables and to establish appropriate reserves.
In addition, other factors that have affected the collectibility of our infusion receivables include (i) failures to file patient claims in a timely manner, (ii) disputes in primary and secondary insurers, (iii) disputes between insurers and patients, (iv) failures to correctly assess contractual adjustments to revenues, (v) errors in data received from patients, (vi) transcription errors in data entered into our systems, and (vii) processing errors by insurance companies that lead to incomplete payments against balances owed. We continue to work diligently to minimize both internal errors and omissions and to correct payor errors that reduce account collectibility. In that regard, we have increased the overall level of experience among our billing and collection personnel within the last several months. In addition, we have started to convert our major payors to electronic billing, which reduces errors throughout the entire billing process and accelerates our collection cycle.


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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3,253,633 for the three-month period ended December 31, 2001, representing an increase of nearly 200% from $1,626,146 for the prior year's period. For operations owned in both periods, the increase was 84%, or $1,370,000. Expenses related to acquisitions were nearly $310,000. In relation to revenue, SG&A expenses increased to 24.4% in the current period from 18.0% in the prior period, due in part to increased infusion bad debt expenses of $545,000, increased delivery expenses and the accrual and payment of certain bonuses.

     Expenses increased nearly across the board and were not limited to any particular operating company. To a certain extent, some of this growth was necessary to support our strong revenue growth. Some of this growth, however, represents the effects of our acquisitions and the fact these businesses continue to be in various stages of assimilation. In the future, we believe that the proportion of corporate overhead expense to total revenue will decline in upcoming periods, and we also anticipate operating our various businesses more efficiently. In the future, to the extent that we are successful in completing acquisitions, we expect SG&A and compensation expense margins will fluctuate, as acquired businesses are assimilated into our company. As such, there can be no assurance comparisons of these expenses from period to period will be entirely meaningful or that we will be able to maintain

SG&A and compensation expenses in the same proportion to revenue as was experienced in the three-month period ended December 31, 2001.

     DEPRECIATION, AMORTIZATION AND IMPAIRMENT. Depreciation, amortization and impairment expenses were $1,108,605 for the three months ended December 31, 2001, compared to $93,914 for the prior period. The increase resulted from a $1,000,000 write-down to the value of goodwill associated with our Total Health Care acquisition. Total Health has recently performed sufficiently short of our expectations and short of its own historical results, to necessitate this revaluation of Total Health's carrying value.

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

     PAYROLL & RELATED EXPENSES. Payroll and related expenses were $5,432,021 for the first two quarters of FY2002, compared to $2,998,719 a year earlier, an increase of 81%. During the first six months, we incurred severance expense relating to the departure of our former Chief Executive Officer. Also in that period, we set up reserves for estimated employee separation costs resulting from a realignment of management positions and responsibilities, both at our corporate office and at certain of our operating companies, including those we divested in December (discussed below). On a same-store basis, payroll grew by 57%, or $1.7 million, due in part to the inclusion of Total Health Care for a full quarter in FY2002 and an increase in staff at Dougherty's and Park Infusion to handle higher business volume. Payroll related to acquired operations represented $750,000 of the total increase in compensation expense period over period.
As a percentage of total revenue, payroll grew from 19.2% in the first two quarters ending December 2000, to 20.5% in the current period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5,443,446 for the six-month period ended December 31, 2001, representing an increase of nearly 107% from $2,624,273 for the prior year's period. For operations owned in both periods, the increase was 84%, or $2.1 million. Expenses related to acquisitions were nearly $520,000. In relation to revenue, SG&A expenses increased to 20.1% in the most recent two periods from 16.8% in the same prior periods, due in part to increased infusion bad debt expenses of $545,000, increased delivery expenses and the accrual and payment of certain bonuses.

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

     DEPRECIATION, AMORTIZATION AND IMPAIRMENT. Depreciation, amortization and impairment expenses were $1,222,499 for the six months ended December 31, 2001, compared to $155,973 for the prior period. The increase resulted from a $1,000,000 write-down to the value of goodwill associated with our Total Health Care acquisition. Total Health has recently performed sufficiently short of our expectations, and even short of its own historical results, to necessitate this revaluation of Total Health's carrying value.

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

     SALE OF MEDICINE MAN - DICKINSON AND RAVEN'S. On December 28, 2001, we sold the retail pharmacy operations of our Raven's pharmacy to Eckerd Drug Company for $240,000 in cash. We retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our Total Health Care and Dougherty's locations. Additionally, we transferred the institutional pharmacy business of Raven's to Total Health Care, our closed-door, institutional pharmacy located in Arlington, Texas. Coincident with the sale, we closed the Raven's location and did not renew the facility lease, which expired on January 9, 2002.

     On December 29, 2001, we sold the retail pharmacy operations of our Medicine Man - Dickinson store to Walgreen's for $225,000 in cash. In the transaction, we retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our three remaining
Medicine Man locations. Coincident with the sale, we closed the Dickinson location and accrued an estimated loss of $107,749 on the remaining term of the lease and incurred other closure costs of approximately $52,000.

     The operating results of these two locations are reflected on our Consolidated Statement of Operations for the three and six months ended December 31, 2001 as Discontinued Operations. With respect to Raven's, operating losses net of tax for the three and six months, respectively, were $337,191 and $410,566. For Medicine Man-Dickinson, operating losses net of tax for three and six months, respectively, were $146,411 and $179,648.

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

LIQUIDITY AND CAPITAL RESOURCES

     General. Our plan for the March quarter is to continous focusing on operations, in order to complete the acquisition assimilation process that began late in the December quarter. Each of our ongoing operations will continue to evaluate, among other things, the validity of the operation's current strategy, the direction of its market and customer base, and the efficiency and profitability of its operations. To the extent that changes are determined to be in order, definitive action plans will be developed with time frames established for project completion. Financially, we will continue to improve asset utilization by speeding up cash collections and, with respect to inventory, learning to rely more heavily upon timely delivery from our suppliers and less upon our on-hand stocks.

     In order to resume our growth plans and take advantage of opportunities within Texas, a solid financial foundation will be critical, and we plan to ensure this foundation by generating cash from our working capital accounts and maximizing our senior bank loan availability, which will entail either restructuring our current agreement with the Bank of Texas or refinancing with another institution. We hope that, as a result of doing these things, we will possess sufficient cash and liquidity to achieve our operating plans and meet our obligations in a timely manner for the foreseeable future.

     During the quarter ended December 31, 2001, we received a combined $845,000 in cash from (i) the sale of our Dickinson and Raven's locations and (ii) a contingent payment from the purchaser of our St. Petersburg infusion pharmacy under the terms of that purchase and sale agreement. Additionally, we reduced our inventory levels from $4.45 million at September 30, 2001 to $3.69 million at December 31, 2001.

     The quality and turnover of our accounts receivable, other than our infusion receivables, are acceptable, turning every 30 to 45 days, although we continue to seek to improve our collecting cycles. With respect to infusion receivables, the national average is approximately 120 days sales outstanding, while our average infusion days sales outstanding exceed 150 days. We are actively addressing this issue, with positive early results. Based on efforts undertaken by our billing and collection staff in the quarter ended December 31, 2001, we believe that our portfolio of infusion accounts receivable has stabilized, and we anticipate receiving a significant amount of cash from aged infusion accounts receivable during the next fiscal quarter.

     We have established goals of reducing the number of days sales outstanding for our infusion operations to 120 days over the course of the next year, and reducing our on-hand inventory levels to no more than 30 days. Depending on our degree of success in reaching these goals, we believe that $1.5 million of cash can be generated from our balance sheet over the next three to six months, which, in turn, would provide us with greater business flexibility and allow us to reduce our bank borrowings and trade credit.

     Credit Issues. We are currently in default of our agreement with the Bank of Texas. At this time, we are not able to determine with any certainty how our relationship with the bank will proceed. As a result of our loan default, the bank could call the loan, which would require that we immediately repay all amounts outstanding at that time. We do not currently have the ability to repay all bank obligations at one time. Alternatively, the bank could continue to provide ongoing funding to us, but more than likely on a stricter basis. We are not able to estimate the length of time the bank will continue to work with us, or whether any revised borrowing restrictions would adversely affect our operations.

     We are actively pursuing other lending sources to replace our current arrangement with the Bank of Texas, N.A. Specifically, we are reviewing potential asset-based structures to determine optimal bank financing for our company. The Bank of Texas has extended our revolving line of credit for 90 days through March 31, 2002. In addition to pursuing other lenders, we are using this period to explore with the Bank of Texas the possibility of converting our current cash-flow based facility to an asset-based facility. By the end of March, we hope to reposition our bank debt to improve availability.

     In the event we are not able to refinance or restructure our existing debt, we will consider other strategies to generate cash, including raising equity, selling assets and reducing operating expenses. Should these alternative strategies fail, our ability to continue implementing our business plan will be materially and adversely impacted.

     In addition, on February 8, 2002, we received notice from our primary inventory supplier that we were on "credit hold" meaning that no additional credit will be extended. We are currently negotiating to obtain inventory on other terms, which may include on a cash-on-delivery basis. No assurances can be given that we will obtain inventory on terms acceptable to us, if at all, or that we will have sufficient cash resources to maintain our inventory levels if our suppliers require cash deposits against deliveries. In addition, no assurances can be given that this supplier or any of our other suppliers will not take actions to collect past due accounts. If we are unable to timely obtain inventory, we will not be able to continue operate our business.

     In summary, in the upcoming quarter, we must immediately address our bank facility and vendor relationships to resolve our current delinquent status to enable our business to continue to operate. In addition, we will focus on generating cash,
primarily by improving our accounts receivable collections.   We
will also focus on implementing controls to reduce inventory carrying levels and improve customer service at our facilities.




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

                   PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     We are currently in default under out senior credit facility with the Bank of Texas as a result of our failure to meet certain financial covenants. As a result of our default, the Bank of Texas has the right to accelerate all indebtedness outstanding under our credit facility. Although we have not failed to make any payments due under our credit facility, our covenant defaults have resulted in all of our indebtedness under the Bank of Texas facility being characterized as current liabilities as of December 31, 2001. As of February 19, 2002, approximately
$5.1 million was outstanding under the Bank of Texas facility.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 29, 2001, we held our Annual Meeting of Shareholders. One item of business was acted upon at the meeting, namely the election of seven directors to serve until the 2002 Annual Meeting and until their successors are duly elected and qualified. Directors are elected by a plurality of the votes cast, and therefore absentions and broker non-votes do not have any effect in the election of directors.

The results for the voting of the election of directors were as follows:

                             VOTES       VOTES
     NOMINEE                  FOR       AGAINST   ABSTENTIONS
                           ----------   --------  -----------
     Joe B. Park           26,801,100    129,306      250
     Richard M. Allen      26,809,660    120,746      250
     William D. Breedlove  26,930,215        191      250
     Jon J. Gergen         26,930,215        191      250
     Craig Mackey          24,635,961          0      250
     Jim Moncrief          26,930,215        191      250
     Gwendolyn Park        26,801,160    129,246      250

Accordingly, each of the seven nominees received a plurality of the votes cast and was elected.

ITEM 5.   OTHER INFORMATION

On December 28, 2001, we sold the retail pharmacy operations of our Raven's Pharmacy to Eckerd Drug Company for $240,000 in cash. We retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our Total Health Care and Dougherty's locations. We also transferred the institution pharmacy business of Raven's to Total Health Care, our institutional pharmacy located in Arlington, Texas.

On December 29, 2001, we sold the retail pharmacy operations of our Medicine Man-Dickinson Store to Walgreen's for $225,000 in cash. In the transaction, we retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our three remaining Medicine Man locations.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     None.

(b)  Reports Submitted on Form 8-K:

     None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PARK PHARMACY CORPORATION

                                Date: February 21, 2002

                                /s/ CRAIG MACKEY
                                -----------------------------
                                Craig Mackey,
                                President and Chief Operating
                                Officer