Form 10QSB
period 2002-03-31
PARK PHARMACY CORP
filed 2002-05-15
CIK 798539

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-15379

Park Pharmacy Corporation
(Exact Name of Small Business as Specified in its Charter)

Colorado	84-1029701
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

10711 Preston Road, Suite 250, Dallas, Texas 75230
Address of Principal Executive Offices

(972) 860-0200
Issuer’s Telephone Number, Including Area Code

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date (March 31, 2001): 9,845,381

Transitional Small Business Disclosure Format (check one):

Yes [ ]	No [X]

Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated balance sheet (unaudited) — March 31, 2002	F-1
	Consolidated statements of operations (unaudited) — three and nine months ended March 31, 2002 and 2001	F-2
	Consolidated statements of cash flows (unaudited) — nine months ended March 31, 2002 and 2001	F-4
	Notes to consolidated financial statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-10
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	F-19
Signature Page		F-20

PARK PHARMACY CORPORATION

PART I — FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,220
Accounts receivable, net of $1,471,000 allowance for doubtful accounts	8,339,196
Other receivable	177,449
Inventories	3,256,149
Prepaid expenses and other	117,759

Total current assets	12,157,773
PROPERTY AND EQUIPMENT, net	1,565,009
SOFTWARE COSTS	100,000
GOODWILL AND OTHER INTANGIBLE ASSETS, net	3,414,621
OTHER ASSETS	149,210

Total assets	$17,386,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,287,914
Accrued liabilities	1,753,292
Notes payable and current portion of long-term debt	1,892,145

Total current liabilities	11,933,351
LONG-TERM DEBT, net of current portion	2,934,611
STOCKHOLDERS’ EQUITY:
Preferred stock	2,614
Common stock	983
Additional paid-in capital	7,942,054
Accumulated deficit	(5,346,751)
Deferred compensation	(80,249)

Total stockholders’ equity	2,518,651

Total liabilities and stockholders’ equity	$17,386,613

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

REVENUES:
Product sales and other, net	$13,611,471	$10,000,809	$40,686,358	$24,251,046
OPERATING EXPENSES:
Cost of goods sold	8,345,126	5,529,660	25,752,602	13,462,074
Salaries, wages and related taxes	2,840,481	2,157,246	8,277,874	5,155,965
Selling, general and administrative expenses	2,138,115	1,491,080	7,318,990	4,117,174
Depreciation and amortization	116,793	121,017	339,293	276,991
Impairment of Goodwill	—	—	1,259,044	—

Total operating expenses	13,440,515	9 ,299,003	42,947,803	23,012,204
Operating income (loss)	170,956	701,806	(2,261,445)	1,238,842
OTHER INCOME (EXPENSE):
Interest expense, net	(77,111)	(178,213)	(270,803)	(378,636)
Financing expenses	(10,749)	(20,142)	(37,781)	(50,275)
Other income	31,800	18,601	172,546	82,696

Total other income (expense)	(56,060)	(179,754)	(136,038)	(346,215)

Income (loss) from continuing operations before income taxes	114,896	522,052	(2,397,482)	892,627
INCOME TAX EXPENSE	(23,919)	(250,000)	(23,919)	(326,000)

Income (loss) from continuing operations	90,977	272,052	(2,421,401)	566,627

- Continued -

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

DISCONTINUED OPERATIONS:
Pharmacy components (including gain on disposal of $225,612)	47,524	91,020	(441,491)	76,120
Online services	(109,717)	778	(2,872,942)	(213,181)

Income (loss) on discontinued operations, net	(62,193)	91,798	(3,314,433)	(137,061)

NET INCOME (LOSS)	$28,784	$363,850	$(5,735,834)	$429,566

NET INCOME (LOSS) PER COMMON SHARE — basic and diluted:
Continuing operations	$—	$.01	$(.07)	$.01
Discontinued operations	—	—	(.09)	—

Net income (loss)	$—	$.01	$(.16)	$.01

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES:
Net income(loss)	$(5,735,834)	$429,566
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	346,265	286,378
Amortization of debt issuance costs	37,780	39,288
Amortization of deferred compensation	61,037	95,177
Impairment and write-off of goodwill	1,259,044	—
Write-down of capitalized software costs	2,495,740	—
Gain on disposal of discontinued pharmacy components	(225,612)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, inventories, prepaid expenses and other	1,388,105	(6,407,554)
Accounts payable, accrued liabilities and income taxes payable	2,858,392	3,953,888
Other assets	(19,400)	(12,955)

Net cash provided by (used in) operating activities	2,465,516	(1,616,212)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(628,435)	(183,156)
Increase in software costs	(136,216)	(23,094)
Payments in connection with businesses acquired	—	(3,240,763)
Acquisition related costs	—	(34,349)
Other	—	(35,250)
Proceeds from sale of businesses	465,000	—

Net cash used in investing activities	(299,651)	(3,516,612)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	13,231,391	5,323,351
Repayment of notes payable and long-term debt	(16,741,958)	(1,096,074)
Deferred financing costs	—	(11,429)

Net cash provided by (used in) financing activities	(3,510,567)	4,215,848
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,344,702)	(916,976)
CASH AND CASH EQUIVALENTS, beginning of period	1,611,923	935,946

CASH AND CASH EQUIVALENTS, end of period	$267,221	$18,970

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$297,700	$380,000

Income taxes	$29,000	$—

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Unaudited Information

The balance sheet as of March 31, 2002 and the statements of operations for the three and nine month periods ended March 31, 2002 and 2001, were taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of December 31, 2002 and the results of its operations for the three and nine months ended March 31, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company’s most recent financial statements included in its report on Form 10-KSB for the year ended June 30, 2001 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to conform the prior year financial statements to the March 31, 2002 presentation.

2.	Acquisitions

The results of operations of the following business acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

Effective August 1, 2000, the Company acquired the ongoing operations of three infusion therapy pharmacies (“Park Infusion”) from subsidiaries of Amedisys, Inc. Effective November 11, 2000, the Company acquired all the outstanding common stock of MJN Enterprises, Inc. d/b/a Total Health Care (“Total Health Care”), an institutional pharmacy located in Arlington, Texas. Effective March 1, 2001, the Company acquired the Dallas office operations of Compass Healthcare (“Compass”), a retail pharmacy operation located at Medical City Hospital of Dallas which deals exclusively in the sale of therapeutic compression garments and supplies. Effective June 1, 2001, the Company acquired the operations of Medicine Man, Inc. (“Medicine Man”), consisting of four retail pharmacies located near Houston, Texas.

3.	Dispositions and Discontinued Operations

Pharmacy Components

In July 2001, Compass operations were relocated and merged into the Dougherty’s pharmacy. As a result, the Company recorded a loss of $124,415 in connection with the write-off of unamortized goodwill.

In December 2001, the Company closed its Raven’s and Medicine Man — Dickinson pharmacy locations. In connection with these closures, the Company recorded a gain on disposal of $277,251, representing proceeds of $465,000 received from the sale of customer prescription lists net of the carrying amount of the net assets disposed and closure costs incurred of $187,749.

Online Services

In December 2001, Company management committed to a plan for the disposal of the Company’s online services segment which is comprised entirely of the operations of Rx-Pro. In connection with the disposal plan, management anticipates the sale of its Internet-based pharmaceutical care information system, which is currently under development. As a result, the Company wrote-down the carrying amount of capitalized software costs to its estimated fair value and recorded a loss of $2,495,740. The Company also recorded a loss of $134,629 in connection with the write-off of unamortized goodwill. Management’s disposal plan also includes discontinuing the prescription management services currently offered through Rx-Pro. No additional write-down was considered necessary related to the discontinuation of Rx-Pro.

Summarized information for the major classes of assets and liabilities of Rx-Pro are as follows:

March 31,
2002

Assets:
Cash and cash equivalents	$1,803
Accounts receivable, net	402,509
Prepaid expenses and other	14,442
Property and equipment, net	49,044
Software costs	100,000

Total Assets	$567,798

Liabilities:
Accounts payable to pharmacies	$410,786

Summarized information of discontinued operations for the three and nine month periods ended March 31, 2002 and 2001 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenues
Pharmacy components	$—	$1,335,865	$3,345,807	$3,739,044
Online services	44,191	121,014	92,352	201,919

Total revenues	$44,191	$1,456,879	$3,438,159	$3,940,963

Profit(loss) from discontinued operations
Pharmacy components	$47,524	$91,020	$(441,491)	$76,120
Online services	(109,717)	778	(2,872,942)	(213,181)

Income(Loss) on discontinued operations	$(62,193)	$91,798	$(3,314,433)	$(137,061)

4.	Impairment of Goodwill

In December 2001, the Company determined that the carrying amount of goodwill related to its acquisition of Total Health Care was not fully recoverable. As a result, the Company wrote-down the carrying amount of goodwill to its estimated fair value and recorded a loss of $1,000,000.

5.	Debt

The Company renewed its revolving line of credit with Bank of Texas, N.A. at an interest rate equal to prime plus 4%. This indebtedness is collateralized by substantially all the assets of the Company. The Company is required to repay this indebtedness on June 30, 2002. In connection with the renewal, the Company received waivers from Bank of Texas, N.A. for the Company’s non-compliance with certain financial debt covenants required under the loan documents for this line of credit.

6.	Stockholder’s Equity

Preferred Stock

In July and August of 2001, 207,710 shares of the Company’s Series A Preferred Stock were converted into 2,077,100 shares of common stock. In December 2001, 203,373 shares of the Company’s Series A Preferred Stock were converted into 2,033,730 shares of common stock.

Stock Options

On August 1, 2001, the Company granted 1,243,000 non-qualified stock options under the Company’s 2000 Stock Incentive Plan (the “Plan”). These stock options were issued with an exercise price of $0.73, which equaled the current market price of the Company’s common stock on the date of grant, and are exercisable over four to five years.

On November 1, 2001, the Company granted 200,000 nonqualified stock options under the Plan. These stock options were issued with an exercise price of $0.62, which equaled the current market price of the Company’s common stock on the date of grant, and are exercisable over four to five years.

In February 2002, the Company agreed to grant Craig Mackey, its President and Chief Operating Officer, 3,000,000 non-qualified stock options. However, to date, only 1,000,000 of these options have been issued under the Plan and the remaining stock options will be subject to further review by the Company’s compensation committee. These stock options were issued with an exercise price of $0.21, which equaled the current market price of the Company’s common stock on the date of issue by the Company, and are exercisable over 5 years.

7.	Earnings Per Share

The weighted average share computation includes common stock equivalents for the Company’s issued and outstanding Series A Preferred Stock. The weighted average share computation also includes the dilutive effect of employee stock options granted in connection with the Plan. Outstanding stock options as of March 31, 2002 for the three and nine months ended did not have a dilutive effect because the average market price of the Company’s common stock did not exceed the exercise prices of any of such stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Numerator:
Income(loss) from continuing operations	$90,977	$272,052	$(2,421,401)	$566,627

Income(loss) from discontinued operations	$(62,193)	$91,798	$(3,314,433)	$(137,061)

Net income (loss)	$28,784	$363,850	$(5,735,834)	$429,566

Denominator:
Weighted average common shares:
Common shares outstanding	9,830,381	5,959,000	9,830,381	5,255,000
Common share equivalents of Series A preferred stock	26,134,980	30,245,000	26,134,980	30,245,000

Basic weighted average shares	35,965,361	36,204,000	35,965,361	35,500,000
Effect of dilutive securities:
Employee stock options	—	30,000	—	10,000

Diluted weighted average common shares	35,965,361	36,234,000	35,965,361	35,510,000

Income (loss) per share — basic and diluted:
Continuing operations	$—	$.02	$(.07)	$.01

Discontinued operations	$—	$(.01)	$(.09)	$—

Net income (loss)	$—	$.01	$(.16)	$.01

8.	Segment Information

The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in financial statements. The Company’s business segments for the periods covered are comprised of retail and institutional pharmacy operations (“Pharmacy”); home health care infusion products and services (“Infusion”); Internet pharmacy websites (“Online Services”); and wholesale distribution of pharmacy supplies (“Non-Drug”).

Summarized segment information as of March 31, 2002 and for the three and nine month periods ended March 31, 2002 and 2001 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Segment Revenues:
Pharmacy	$10,628,000	$6,031,000	$28,505,000	$14,728,000
Infusion	2,077,000	2,981,000	9,672,000	6,762,000
Non-Drug	906,000	989,000	2,509,000	2,761,000

Total segment revenues	$13,611,000	$10,001,000	$40,686,000	$24,251,000

Segment Earnings (Loss):
Pharmacy	$371,000	$212,000	$652,000	$608,000
Infusion	552,000	1,104,000	450,000	2,109,000
Non-Drug	(1,000)	12,000	(31,000)	106,000

Total segment earnings (loss)	922,000	1,328,000	1,071,000	2,823,000

Corporate expenses	(603,000)	(487,000)	(2,820,000)	(1,224,000)
Interest and financing expense, net	(88,000)	(198,000)	(309,000)	(429,000)
Depreciation and amortization	(116,000)	(121,000)	(339,000)	(277,000)

Income (loss) from continuing operations before income taxes	$115,000	$522,000	$(2,397,000)	$893,000

March 31,
2002

Segment Assets:
Pharmacy	$6,951,000
Infusion	5,172,000
Non-Drug	568,000

Total segment assets	12,691,000

Corporate	719,000
Discontinued operations	561,000
Goodwill and other intangible assets resulting from business acquisitions, net	3,415,000

Total assets	$17,386,000

***************

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms “expects,” “will,” “anticipates,” “estimates,” “believes,” “plans” and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors, (b) changes in government regulation of the pharmacy or healthcare industries, (c) changes in the reimbursement costs or policies of health insurance companies or federally-funded insurance programs, (d) the failure of health insurance companies and federally funded insurance programs to make payments in accordance with the time periods specified in their agreements with third-party providers like us, (e) our failure to collect receivables from health insurance companies that may experience financial hardships or failure as a result of increases in the costs of providing healthcare services in excess of the amount of revenue received by insurance companies under existing contractual commitments, (f) our failure to manage our growth and integrate businesses acquired or to be acquired, and (g) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see “Certain Business Factors” in Item 1 of the Annual Report on Form 10-KSB for the year ended June 30, 2001 filed with the Securities & Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements made herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable. Actual results may vary from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to our financial condition and results of operations, as well as our current business environment. The Company’s management believes that of its significant accounting policies, the following policies involve a higher degree of judgment and/or complexity.

Revenue Recognition

Our revenue is reported at the estimated net realizable amounts expected to be received from individuals, third-party payers, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from healthcare services is recognized at the time services are provided. Revenue from wholesale product sales is recognized at the time of shipment. A portion of the Company’s revenue is derived from governmental assistance programs, such as Medicare and Medicaid. Revenue from these sources is recorded net of contractual adjustments based on our interpretation of the terms of the government contract/pricing schedule and past experiences.

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

Accounts Receivable

The Company records our accounts receivables net of an allowance for doubtful accounts. This allowance is based on several factors, including our past accounts receivable collection history, consideration of the age of the accounts receivable at the end of each period, and detailed analysis of the expected collectibility of significant accounts receivable from each significant obligor therefor based on a number of factors. The allowance also considers the fact that in certain circumstances, our accounts receivable may also be subject to retroactive adjustments by payors. Although we believe that our estimation of the net value of our accounts receivable is reasonable, actual collections may differ from our estimates of collectibility, affecting our future financial condition and results of operations.

Goodwill and Other Intangible Assets

The Company records goodwill from acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identifiable tangible and intangible assets acquired. We have amortized the goodwill on a straight-line basis over estimated lives of 5 to 20 years. The Company has performed annual reviews of our goodwill for impairment based on a number of factors, including future undiscounted cash flows and changes in economic and market conditions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to March 31, 2001

     Revenue. Revenue from continuing operations increased 36%, from $10.0 million to $13.6 million, due to the addition of the Medicine Man pharmacies acquired in June 2001. Same-store revenue declined by 1.1% to $10.5 million, which was the combination of 19% growth at Total Health Care and 6% growth at Dougherty’s, less a 12% decline at Total Pharmacy Supply and a 10% decrease at the Company’s Infusion segment. The decline at Total Pharmacy Supply was the result of the decision of a large customer of the Company to stop using the Company to outsource its pharmacy requirements. The Company believes that it has compensated for this loss of business, in part, through new business development. March 2001 results for the Company’s Infusion segment included the St. Petersburg, Florida location, which was sold effective April 1, 2001. Excluding St. Petersburg from March 2001’s three-month results, revenue for the Company’s Infusion segment would have increased more than 23% from March 31, 2000’s three month results, same-store revenue would have grown nearly 6%, and consolidated revenue would have increased over 31%.

     Gross Profit. Gross profit from continuing operations grew from $4.5 million to $5.3 million, an increase of nearly 18%. Virtually all of this increase was attributable to our Medicine Man acquisition, as same-store gross profit was unchanged from the prior year. Gross profit margin declined from 44.7% in the earlier period to 38.7% in the latest period, due to the addition of Medicine Man, which is principally a retail pharmacy and, as such, carries lower gross margins relative to our other business lines. On a same-store basis, gross margin improved to 42.5% in large part to an improved therapy mix at the Company’s Infusion segment, together with a renewed emphasis on business mix both at Total Health Care and Dougherty’s.

     As we have indicated in prior reports, our gross profit margin will fluctuate from period to period on account of several factors, among them (i) shifts in prescription or therapy mixes, (ii) changes in the make-up of total revenue, e.g. infusion growing faster than retail, and (iii) acquisitions of either higher- or lower-margin businesses than our current blended average. In general, we would expect, but cannot guarantee, that gross margin would usually exceed 35% on a blended basis. This is in keeping with our strategy to provide high-end and technical pharmacy products and services.

     Payroll and Related Expenses. Payroll and related expenses increased 31% from quarter to quarter, from $2.2 million to $2.8 million; on a same-store basis, payroll increased by 7.3%. The change from period to period was the result of added payroll from the Medicine Man acquisition, in addition to double-digit increases at Dougherty’s and Total Health Care in response to higher prescription volume. These payroll increases were offset by the April 1, 2001 sale of our Tampa Infusion location and modest staff reductions at Total Pharmacy Supply and our corporate office.

     For the most recent quarter, payroll represented 20.9% of total revenue, compared to 21.6% a year earlier. On a same-store basis, payroll represented approximately 22% of revenue in the recent period. Going forward, we would expect payroll to represent a comparable proportion of revenue, if not improve over time, due principally to our ongoing focus on operating efficiencies that we expect will limit payroll growth.

     Selling, General and Administrative Expenses. SG&A expenses grew 40% from $1.5 million in March 2001 to $2.1 million in March 2002. The addition of Medicine Man accounted for over half of this increase. Of the remainder, a portion of this increase reflects a normalizing of bad debt reserves compared to the quarter ended March 31, 2001. At that time, we reversed out what were considered to be excess bad debt allowances. Since that time, management has re-evaluated an appropriate level of allowance for bad debts, and these figures are reflected in our current results. Without that special adjustment in March 2001, SG&A expense would have been $1.75 million.

     We also experienced increased SG&A expense as a result of (i) hiring an outside delivery service, (ii) increased audit fees because we are a larger company than the prior year, and (iii) hiring an outside human resource firm.

     As a percentage of revenue, SG&A expense was 16.0% in the March 2002 period, compared to 14.9% in the year-earlier period and 16.4% on an adjusted basis (after the reversal of the accounts receivable write-off) in the prior year period.

     Depreciation and Amortization. For the three months ended March 31, 2002, depreciation and amortization was $117,000, or 0.9% of revenue, compared to $121,000, or 1.2% of revenue in the year-earlier period.

     Income from Operations. Income from Operations, or Earnings before Interest, was $171,000, or 1.3% of revenue, for the three months ended March 31, 2002, compared to $702,000, or 7.0% of revenue, a year earlier.

     Interest Expense and Other Income/Expense. Interest Expense for the March 2002 quarter was $77,000, down 57% from $178,000 the prior year. This reduction in cost reflects reduced average borrowings of $5.1 million during the quarter compared to an average of $6.5 million during the previous period, as well as a reduction in the interest rate applied to borrowings, which was 4.75% during the most recent quarter.

     Income from continuing operations. For the three months ended March 31, 2002 and 2001, respectively, income from continuing operations was $91,000, or 0.7% of revenue, and $272,000, or 2.7% of revenue.

Nine Months Ended March 31, 2002 Compared to March 31, 2001

     Revenue. Revenue from continuing operations increased 67.5%, from $24.3 million to $40.7 million, due to same-store revenue growth and the addition of the Medicine Man pharmacies acquired in June 2001. Same-store revenue increased by nearly 22% to $31.9 million, which was the combination of 103% growth at Total Health Care (which was only included for 4.5 months year-to-date in FY2001), 22% growth at the Company’s Infusion segment (which was only included for 8 months year-to-date in FY2001), and 17% growth at Dougherty’s, less a 9% decline at Total Pharmacy Supply. The decline at Total Pharmacy Supply is attributable to the decision of a large customer to stop using the Company to outsource its pharmacy requirements. The Company believes that it has compensated for this loss of business, in part, through new business development. March 2001 results for the Company’s Infusion segment included the St. Petersburg, Florida location, which was sold effective April 1, 2001. Excluding St. Petersburg from March 2001’s nine-month results, revenue for the Company’s Infusion segment would have increased more than 65% from March 31, 2000 results, and consolidated same-store revenue would have grown nearly 29%.

     Gross Profit. Gross profit from continuing operations grew from $10.8 million to $14.9 million, an increase of over 38%. Approximately one-half of this increase was attributable to our Medicine Man acquisition, with the remainder generated from same-store growth. Gross profit margin declined from 45.5% in the earlier period to 36.7% in the latest period, due in part to the addition of Medicine Man, which is principally a retail pharmacy and, as such, carries lower gross margins relative to our other business lines. On a same-store basis, gross margin declined to 40.2%, with each of Total Pharmacy Supply, the Company’s Infusion segment and Total Health Care experiencing margin erosion over the nine-month period. Part of the margin loss at the Company’s Infusion segment represents a change in therapy mix, and part represents a more rigorous application of contractual adjustments.

     As we have indicated in prior reports, our gross profit margin will fluctuate from period to period on account of several factors, among them (i) shifts in prescription or therapy mixes, (ii) changes in the make-up of total revenue, e.g. infusion growing faster than retail, and (iii) acquisitions of either higher- or lower-margin businesses than our current blended average. In general, we would expect, but cannot guarantee, that gross margin would usually exceed 35% on a blended basis. This is in keeping with our strategy to provide high-end and technical pharmacy products and services.

     Payroll and Related Expenses. Payroll and related expenses increased 61%, from $5.2 million to $8.3 million; on a same-store basis, payroll increased by 36%. The change from period to period was the result of added payroll from the Medicine Man purchase, in addition to double-digit increases at Dougherty’s, the Company’s Infusion segment and Total Health Care in response to higher business volume. Payroll expense at our corporate office also grew, as additional personnel have been hired, principally in accounting, to handle the greater business volume.

     For the most recent period, payroll represented 20% of total revenue, comparable to with 21% a year earlier. On a same-store basis, payroll represented approximately 22% of revenue in the recent period. Going forward, we would expect payroll to represent a comparable proportion of revenue, if not improve over time, due principally to our ongoing focus on operating efficiencies that we expect will limit payroll growth.

     Selling, General and Administrative Expenses. SG&A expenses grew 81% from $4.1 million in March 2001 to $7.4 million in March 2002. The addition of Medicine Man accounted for a minor portion of this increase. The bulk of this increase reflects a normalizing of SG&A expenses compared to the March 2001. At that time, we reversed out what were considered to be excess bad debt allowances. Since that time, management has re-evaluated an appropriate level of allowance for bad debts, and these figures are reflected in our current results.

     As a percentage of revenue, SG&A expense was 18.0% in the March 2002 period, compared to 17.0% in the year-earlier period.

     Depreciation, Amortization and Impairment. Depreciation, amortization and impairment expenses were $1,598,337 for the nine months ended March 31, 2002, compared to $276,991 for the prior period. The increase resulted from a $1,000,000 write-down to the value of goodwill associated with our Total Health Care acquisition. The write down of such goodwill is due to Total Health Care performing sufficiently short of our expectations, and even short of its own historical results.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and intangible assets after a business combination is completed. Under the provisions of SFAS No. 142, we will no longer amortize goodwill beginning July 1, 2002. Instead, goodwill will be reviewed periodically for impairment and written down when found to be impaired. For a general description of SFAS No. 142 and the Company’s timing of adoption, please see Recent Accounting Pronouncements below.

     Income/(Loss) from Operations. Income/(Loss) from Operations, or Earnings Before Interest and Taxes was $2.26 million loss for the nine months ended March 31, 2002, compared to income of $1.24 million a year earlier.

     Interest Expense and Other Income/Expense. Interest Expense for the nine months ended March 2002 was $271,000, down 28% from $379,000 the prior year. This reduction in cost reflects reduced average borrowings of $5.1 million for the period compared to an average of $6.5 million during the previous period, as well as a reduction in the interest rate applied to borrowings.

     Income(Loss) From Continuing Operations. For the nine months ended March 31, 2002 and 2001, respectively, net loss from continuing operations was $2,421,000, or 6.0% of revenue, and $567,000, or 2.3% of revenue.

RESTRUCTURING-DISCONTINUED OPERATIONS

On November 15, 2001, our Board of Directors accepted the resignation of Thomas R. Baker as President and Chief Executive Officer and announced the appointment of Craig Mackey as President and Chief Executive Officer. In concert with Mr. Mackey’s arrival, we undertook a comprehensive review of operations, certain of the results of which are discussed in the remainder of this section.

     Sale of Medicine Man-Dickinson and Raven’s. On December 28, 2001, we sold the retail prescription files of our Raven’s pharmacy to Eckerd Drug Company for $240,000 in cash. We retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our Total Health Care and Dougherty’s locations. Additionally, we transferred the institutional pharmacy business of Raven’s to Total Health Care, our closed-door, institutional pharmacy located in Arlington, Texas. Coincident with this sale, we closed the Raven’s location and did not renew the Raven’s lease, which expired on January 9, 2002 and accrued estimated closing costs of approximately $132,000.

     On December 29, 2001, we sold the retail prescription files of our Medicine Man store located in Dickinson, Texas to Walgreen’s for $225,000 in cash. In the transaction, we retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our three remaining Medicine Man locations. Coincident with this sale, we closed the Dickinson location and accrued an estimated loss of approximately $108,000 on the remaining term of the lease.

     The operating results of these two locations are reflected net of a gain on disposal of $225,612 on our Consolidated Statement of Operations for the three and nine months ended March 31, 2002 as Discontinued Operations. With respect to Raven’s, operating profit(losses) net of tax for the three and nine months, respectively, were $60,088 and ($350,476). For the Medicine Man store located in Dickinson, Texas, operating losses net of tax for three and nine months respectively, were ($12,564) and ($192,212).

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

     Dougherty’s Medical City. In July 2001, we elected to discontinue the operations of Compass because we were not able to renew the facility lease at Medical City Dallas Hospital on terms acceptable to the Company; consequently, we closed down that location and consolidated its operation into our Dougherty’s retail store in Dallas, Texas. Accordingly, we are writing off $124,415 of goodwill associated with that acquisition.

     RX-Pro.com. Over the course of the past year, as the level of business activity related to the Internet has decreased, and as the economy has weakened, the outlook for our Rx-Pro.Com, Inc.

     subsidiary has changed as well. During the course of 2000, and for a significant part of 2001, the Company believed that a significant market for Internet-based healthcare systems would emerge. Given the events of the past year, including the overall downturn in economic activity, the development of this market will, at best, be delayed, and, at worst, fail to emerge.

     Although we continue to believe that viable market for Rx-Pro’s Internet-based patient charting and electronic prescription system will ultimately emerge, we are not able to predict with any confidence when this market will emerge, if ever. Accordingly, we are electing to discontinue the Internet component of this subsidiary, and we have taken a charge of $2,495,740 to earnings to reflect the partial impairment of computer software rights associated with our Rx-Pro system. We have also written off the goodwill of $134,600 associated with Rx-Pro. We have also elected to discontinue the prescription management services currently offered through Rx-Pro.

     We have included the losses of Rx-Pro in discontinued operations because Rx-Pro was determined by management to be “held for sale” in accordance with SFAS No. 144.

LIQUIDITY AND CAPITAL RESOURCES

Operations

Over the next quarter and beyond, we will continue our focus on operations, refining the changes that have been implemented to date and implementing additional changes to set the stage for consistency in profitability. Specifically, we will continue to emphasize, among other things, (i) “profitable” sales, (ii) collection of accounts receivable, and (iii) improved inventory management. The objective of these initiatives is to maximize the Company’s use of cash and to manage growth.

Historically, independent pharmacies, such as our retail subsidiaries, sold what the customer needed, regardless of the profit. But reduced reimbursements under managed care have rendered a significant amount of pharmacy business marginally profitable or simply not profitable at all. Although we strive to meet every customer’s needs, the reality is that we must generate sales that are profitable for the Company. In order to ensure that we will continue in a position to service our customers, we are actively reviewing certain business lines, product offerings and even drug sales to concentrate on those items that meet certain profitability thresholds. We are also reviewing insurance contracts to opt out of those that do not meet minimum gross profit margins. The Company must continue to adapt to new changes in the pharmacy industry in order for the Company’s pharmacy segment to remain profitable.

Our working capital management efforts continue to yield positive results, however, management believes that our use of capital can be further improved, largely due to continued delayed payments by certain large insurance companies on accounts receivable that are payable to our Infusion segment. With respect to inventory, progress has been made by the Company, with March 31, 2002 inventory at $3.3 million, compared to $3.7 million at December 31, 2001. While we continue to actively manage our inventory, continued inventory reduction will require ongoing diligence and time to naturally reduce slow-moving stock and improve overall turns.

The initiatives pursued in the quarter ended March 31, 2002 enabled the Company to generate operating cash to meet ongoing obligations and provide a modest margin of liquidity, with the sum of cash on hand and bank loan availability ranging between $300,000 and $500,000. Progress was made with respect to accounts payable; however, more progress is necessary in the collection of dated accounts receivable and improving monthly cash flow from operations.

Bank Financing

Bank of Texas, N.A. extended our revolving line of credit through June 30, 2002, and we also received waivers from the bank addressing financial debt covenant defaults. Under our new loan terms, the revolving line of credit may not exceed $2.4 million, and our $3.6 million term loan continues to amortize according to its original schedule. Coincident with the extension, our interest rate was increased by Bank of Texas, N.A. to prime rate plus 4.0%.

To date, we have met all payment obligations to Bank of Texas, N.A. in a timely manner and expect to continue doing so until our obligations mature. We are in the process of refinancing our debt with Bank of Texas, N.A. and desire to do so before it matures on June 30, 2002. In the event we are not able to refinance or restructure our existing debt, we will consider other strategies to generate cash, including raising equity, selling assets and reducing operating expenses. Should these alternative strategies fail, our ability to continue implementing our business plan will be materially and adversely impacted. There can be no assurance that the Company will be able to refinance its indebtedness with Bank of Texas, N.A., or otherwise generate sufficient cash to satisfy these obligations.

Trade Credit

Since mid-February, we have been on credit hold with our principal inventory supplier, meaning that no additional credit has been extended to the Company. We have continued to receive product on a regular basis, without interruption, from our supplier on a cash-on-delivery basis. Given this arrangement, our management has instituted purchasing controls to ensure that inventory levels remain sufficient but not excessive.

Since being placed on credit hold, from time to time as cash has been available, we have made progress payments against outstanding balances owed to this vendor. We continue to hold a significant outstanding balance with this vendor and will continue to make progress payments as we are able. At this time, we are not able to accurately predict the timing and amount of excess cash flows that would be available for progress payments. Our ability to generate excess cash flow will depend on the collection of past due accounts receivable and cash generated through profitable operations.

Although progress is being made with respect to our outstanding balance with this principal vendor, no assurances can be given that this supplier, or any of our other suppliers, will not take actions to collect past due accounts and will continue to supply inventory to the Company. If we are unable to continue to obtain inventory, we will not be able to continue operating our business.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.

•	SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of acquired intangible assets other than goodwill.

•	SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but, instead, they will be tested for impairment at least annually based

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

SFAS 141 requires, upon adoption of SFAS 142, that we evaluate existing goodwill and other intangible assets that were acquired in prior purchase business combinations, and that we make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for the recognition of intangible assets other than goodwill. Upon adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. SFAS 142 also requires that we perform a transitional impairment evaluation of our intangible assets in accordance with the provisions of SFAS 142 within the first interim period of adoption. Any impairment loss related to intangible assets other than goodwill will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the quarter ended September 30, 2002.

In connection with the transitional impairment evaluation of goodwill, SFAS 142 requires that we first perform an assessment of whether there is an indication that goodwill is impaired as of the July 1, 2002 adoption date. To accomplish this, we must establish reporting units, based on its reporting structure, and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. We then have up to six months from adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount, both of which would be measured as of the adoption date. The implied fair value of reporting unit goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, by allocating the reporting unit’s fair value to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. We are required to complete this second step as soon as possible, but no later than the year end June 30, 2003. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our statement of operations.

As of March 31, 2002, the Company had unamortized goodwill of $3,414,621, unamortized identifiable intangible assets of approximately $100,000, all of which are subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $251,000 for the year ended June 30, 2001. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, the Company cannot reasonably estimate the impact of these provisions on the consolidated financial statements beyond discontinuing amortization.

In June 2001, the FASB also approved for issuance SFAS 143 (“SFAS 143”), Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (i) the timing of the liability recognition, (ii) initial measurement of the liability, (iii) allocation of asset retirement cost to expense, (iv) subsequent measurement of the liability, and (v) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company is required to adopt SFAS 143 no later than the beginning of its fiscal year starting after March 15, 2001. The Company intends to adopt SFAS 143 effective no later than July 1, 2002. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of adopting this new accounting pronouncement on its consolidated financial position and results of operations.

In October 2001, the FASB also approved SFAS 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after March 15, 2001 and, generally, are to be applied prospectively. The Company elected to adopt this new accounting pronouncement early, as permitted, on March 31, 2001. The primary effect of adopting SFAS No. 144 was that the operations of Raven’s and the Medicine Man store located in Dickinson, Texas were accounted for as discontinued operations.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibit is filed as a part of this Quarterly Report on Form 10-QSB.

10.1 Employment and Noncompetition Agreement dated effective as of November 12, 2001, by and between Park Pharmacy Corporation and Craig Mackey.

(b)	Reports Submitted on Form 8-K:

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PHARMACY CORPORATION

Date: May 14, 2002

/s/ CRAIG MACKEY

Craig Mackey, President and Chief Operating Officer

EXHIBIT INDEX

10.1	Employment and Noncompetition Agreement dated effective as of November 12, 2001, by and between Park Pharmacy Corporation and Craig Mackey.