Form 10KSB
period 2002-06-30
PARK PHARMACY CORP
filed 2002-09-30
CIK 798539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          For the transition period from              to
                                         ------------    -------------

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 26, 2002 was approximately $454,742 based on the average of the registrant's bid and ask price on the OTC Bulletin Board. Shares held by non-affiliates were determined using beneficial ownership rules adopted pursuant to Section 13 of the Exchange Act, and exclude stock owned by directors, officers and ten percent stockholders, some of which may not be held to be affiliates upon judicial determination.

         The number of shares outstanding of each of the issuer's classes of common equity as of September 26, 2002 was 10,105,381.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-KSB, to the extent not set forth herein, is incorporated by reference from specified portions of Park Pharmacy Corporation's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the fiscal year covered by this report.

                           FORWARD-LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) our high level of indebtedness; (b) our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our credit facilities and to make payments on our trade debt; (c) our ability to improve the operating performance of our business segments; (d) the outcome of the pending civil governmental investigation involving our alleged violation of the Controlled Substances Act; (e) increased competition from existing or new competitors; (f) changes in government regulation of the pharmacy industry; (g) changes in the reimbursement costs or policies of health insurance companies or federally-funded insurance programs; (h) the failure of third-party payors, including health insurance companies and federally funded insurance programs, to make payments in accordance with the time periods specified in their agreements with us; (i) our failure to collect receivables from health insurance companies who may experience financial hardships or failure as a result of increases in the costs of providing health care services in excess of the amount of revenue received by such insurance companies under existing contractual commitments; (j) our failure to manage our growth and integrate businesses acquired or to be acquired; and (k) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements made herein, or incorporated by reference into this Annual Report on Form 10-KSB or in any document or statement referring to this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

INTRODUCTION

         General. Our company, Park Pharmacy Corporation, is a provider of high-end and technical pharmacy services in Texas and the southwestern United States. We are a holding company based in Dallas, Texas, and our subsidiaries are engaged in retail pharmacy, infusion pharmacy, institutional pharmacy and wholesale pharmacy distribution. Through Dougherty's Pharmacy ("Dougherty's") in North Dallas and three Medicine Man ("Medicine Man") pharmacies located south of Houston, we offer traditional independent pharmacy services, including prescriptions, over-the-counter drugs, durable medical equipment, cosmetics, gifts and sundries. Through Dougherty's Homecare Infusion ("DHI") in North Dallas, Park Infusion Care ("Park Infusion") in Dallas and San Antonio, and Total Health Care ("Total Health") in Arlington, Texas, we supply enteral nutrition, total parenteral nutrition, antibiotic therapy, chemotherapy and other infusion products and services to home healthcare and hospice patients. Dougherty's Homecare Pharmacy ("Homecare") and Total Health are institutional pharmacies fulfilling prescriptions for nursing homes and assisted living facilities in North Texas. Our subsidiary, Total Pharmacy Supply ("TPS"), based in Arlington, Texas, is a national wholesale supplier of non-drug products for independent drug stores and grocery chains.

         We believe that a significant market exists for high-end, technical pharmacy services such as compounded prescriptions, intravenous infusion, injectables and pain management products that are not typically offered by chain drug stores, grocery pharmacies or mass merchandise pharmacies. Specifically, we believe that opportunities exist to acquire independent pharmacies that provide these high-end services, but whose owners face limited viable exit strategies. As a result, subject to the availability of sufficient capital, we intend to expand our infusion business and acquire highly profitable, independent pharmacies that either 1) specialize in technical pharmacy operations such as infusion or compounding, among others, 2) dominate their markets in niche services such as hospice care, oncology or AIDS, among others, or 3) are geographically attractive and offer the opportunity to implement additional lines of business such as infusion, compounding, durable medical equipment, institutional pharmacy and the like.

         Our business address is 10711 Preston Road, Suite 250, Dallas, Texas 75230 and our telephone number is (972) 860-0200. Our Web sites are www.parkrxcorp.com, www.doughertys.com, www.tps-online.com, www.parkinfusion.com, www.thcrx.com and www.medmanrx.com.

         Background. On March 9, 1999, the shareholders of Park Pharmacy Corporation, a privately-held Texas corporation ("Park-Texas"), entered into a stock purchase agreement with Power-Cell, Inc., a publicly-held Colorado corporation that was incorporated in 1986 but had been inactive since 1997, for the acquisition by Power-Cell of all the issued and outstanding shares of capital stock of Park-Texas in exchange for shares of a newly authorized and designated series of preferred stock of Power-Cell. Upon the closing of the acquisition, which was approved by Power-Cell's shareholders on October 12, 1999: 1) Park-Texas became a wholly- owned subsidiary of Power-Cell, 2) Park-Texas' shareholders gained voting control over 80% of the issued and outstanding capital stock of Power-Cell, and 3) Park-Texas' designees comprised five of the six members of the board of directors. Immediately following the reverse acquisition, Power-Cell was renamed to Park Pharmacy Corporation.

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

         Since December of 1999, we have completed seven acquisitions in the pharmacy business. In fiscal 2002, these businesses generated annual revenue from continuing operations of approximately $53.8 million and earnings (loss) before interest, taxes, depreciation, amortization and impairment ("EBITDA") of approximately ($3.4) million.

UNPROFITABLE OPERATIONS, HIGH DEBT AND PROSPECTS FOR RECOVERY

         The acquisitions consummated by prior management have had a significant negative impact upon our operating results and financial condition and severely strained our liquidity. Other than the acquisition of our infusion business, new management believes that our acquisitions have performed substantially below our expectations and their own historical results. We believe that these businesses had significant management and operational issues that prevented them from operating on a profitable basis. Our poor cash flow from these acquisitions has made it extremely difficult to service our high level of debt and operate our business.

         Due in large part to our poorly performing acquisitions and high level of debt, our new management team face a number of challenges, including the following:

         o  Securing and reducing our high level of indebtedness.

         o  Collecting our large accounts receivable balance.

         o Operating under a cash-on-delivery basis with Amerisource Bergen ("Amerisource"), our principal supplier.

         o  Reducing corporate overhead.

         o  Improving operations and management of our business segments.

         o  Refinancing or restructuring our senior secured credit facility.

         o Negotiating the settlement of a governmental investigation into our alleged violation of the Controlled Substances Act.

         In response to these challenges, new management has begun to implement the following initiatives:

         o Close unprofitable business segments and locations in order to improve our cash-flow to enable us to service our significant debt obligations.

         o Restructure credit underwriting practices and collection procedures to increase our percentage of accounts receivables collected and write-off bad and uncollectible accounts receivable.

         o  Negotiate and settle the governmental investigation.

         o  Refinance or restructure our senior secured credit facility.

         o Reduce the size of our excessively large and highly compensated management.

         o  Reduce the large past-due balance owed to our principal supplier.

         There can be no assurances that any or all of these objectives will be achieved by us. Our success implementing most of these initiatives, in whole or in part, will affect whether we are able to continue operating our business.

REGULATORY ENVIRONMENT

         Retail Pharmacy. Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies are also registered with the federal Drug Enforcement Administration. Additionally, our pharmacies must be approved by the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration) as providers under Medicare and by state governmental agencies responsible for Medicaid. Because of these licensing and registration requirements, we must comply with various statutes, rules and regulations, which, if violated, could result in a suspension or revocation of those licenses or registrations.

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

CURRENT OPERATIONS

         Retail Pharmacy. In December of 1999, we acquired Dougherty's Pharmacy, Inc., which has been in operation for over 70 years and currently operates Dougherty's Pharmacy in North Dallas. After our acquisition of this company, the Dougherty's pharmacy was separated into a distinct legal entity. The Park family has operated Dougherty's since 1945. In May 2001, we acquired the assets and operations of four retail stores located south of Houston that were previously owned by Medicine Man, Inc. and one of the pharmacies was sold in December 2001.

         Dougherty's and Medicine Man are full-service pharmacies, offering a broad range of over-the-counter medications, supplies and equipment, health and beauty aids, cosmetics, gifts, greeting cards and other general merchandise. We are unique relative to chain drug stores, grocery pharmacies and mass merchandise pharmacies in providing technical products, particularly compounded drugs and infusion products. The specialized nature of these products yields above average pricing, and competition for these products is relatively limited.

         Infusion Pharmacy. Through Park Infusion, we have quickly developed a significant infusion presence in both the North Texas region and the South Texas region. Park Infusion Services was formed in July 2000 to facilitate our August 2000 acquisition of infusion pharmacies located in San Antonio, Texas and Dallas, Texas. A third infusion pharmacy acquired in the August 2000 transaction and located in St. Petersburg, Florida was subsequently divested by our company in April 2001. Park Infusion operates alternative-site suites in order to manage more complex infusion procedures. Our infusion pharmacy services address a variety of medical conditions, such as chronic blood disorders, chronic pain, massive infections and cancer. Park Infusion conducts a significant amount of managed care business and has well-established relationships with the managed care community.

         Institutional Pharmacy. Total Health and Dougherty's Homecare Pharmacy, a division of Dougherty's, provide pharmacy services to nursing homes and assisted living facilities. These pharmacies purchase and dispense, in custom dose packs, prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to the nursing facility for administration to individual residents by the facility's nursing staff. Total Health and Homecare typically service nursing homes within a 75-mile radius of their respective pharmacy locations. Total Health maintains 24-hour, on-call pharmacists, 365 days per year, for emergency dispensing and delivery or for consultation with the facility's staff or the resident's attending physician.

         Wholesale Pharmacy Supply. In March of 2000, we acquired Total Pharmacy Supply, Inc. ("TPS") based in Arlington, Texas. TPS is a wholesale distributor of a variety of non-drug products utilized by pharmacies. These products include prescription packaging and containers, dispensing supplies and equipment, labels and forms, medication carts and canes, among many other products. TPS was formed in 1989 and maintains a customer base of approximately 2,000 pharmacies, grocery stores, healthcare distributors, healthcare institutions and other pharmacy providers.

PRODUCTS AND SERVICES

RETAIL PHARMACY

         Prescriptions. Prescription medications are our primary focus. Dougherty's and Medicine Man inventory both concurrently prescribed drugs as well as a substantial variety of pharmaceuticals that are not typically carried by chain drug stores, grocery pharmacies and mass merchandise pharmacies. Our ability to provide a full array of prescription medications has positioned us as a reliable provider of a wide range of prescription drugs that physicians and customers have come to trust.

         In addition to prescription drugs, we carry a full line of over-the-counter medications, along with nutriceutical (vitamin) supplements. As with our prescription drugs, our customers rely on Dougherty's and Medicine Man for our deep product offerings.

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

INFUSION PHARMACY

         Infusion therapy involves the intravenous, intramuscular or subcutaneous administration of nutrients, antibiotics or other medications to patients in their homes usually as a continuation of treatment initiated in the hospital. Through Park Infusion, we offer both traditional forms of medication delivery such as the "hanging bag", along with newer methods such as portable pumps that administer medication in periodic, measured doses, and injectables that utilize "bulbs" to allow patients to administer drugs themselves through previously installed intravenous nodes.

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

         Our infusion products and services, provided through Park Infusion, are generally categorized as follows:

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

         While Park Infusion provide all of these products, a significant proportion of the business is concentrated in antibiotic therapy, TPN, pain management and chemotherapy.

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

         The customer base of Dougherty's and Medicine Man is diversified among a significant number of individuals who are covered by a wide variety of payors, including insurance companies, health maintenance organizations, Medicare, Medicaid and others. The loss of any one customer, or the refusal of any payor to conduct business with our stores, would not have a material adverse impact to the operations or financial results of our stores.

         The customer base of Park Infusion is also generally comprised of individuals who are covered by a variety of payors. Although infusion pharmacies generally deal with a smaller number of individuals than our retail stores, we maintain sufficient diversification as to avoid a customer concentration. The loss of any one customer, or the refusal of any payor to conduct business with Park Infusion, would not have a material adverse impact to the operations or financial results of our infusion pharmacies.

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

         TPS maintains an active customer base of over 2,000 accounts. Within those accounts are certain national grocery store chains with a significant number of individual stores doing business with TPS. Corporate headquarters for these customers does not dictate which non-drug supplier is to be used; rather, each store is permitted to order product from its approved vendor of choice. While the potential loss of one grocery store location would not be material to TPS' operations, we do face the risk that a chain may elect to direct its business elsewhere, which would materially impact TPS' operations and financial results, as well as the operations and financial results of our company as a whole. We have enjoyed well-established, long-term relationships with our grocery customers and do not believe any of those relationships to be currently at risk.

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

         In general, success in the pharmacy industry is primarily based on price, service quality, convenience, product quality and product availability. Dougherty's and Medicine Man have historically gained a loyal following through quality of service, with well-trained and attentive staffs; convenience, through drive-through windows and home delivery; and product availability, carrying a wide range of merchandise. With respect to more complex pharmacy products like compounding and infusion, sales are primarily based on relationships, reputation, technical competence, product availability and product quality. Our infusion pharmacies have gained excellent reputations over time with high quality service, broad product offerings and technical capability.

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

OPERATIONS AND MERCHANDISING

         In general, our retail store hours are tailored to match the preferences and purchasing habits of the local community. Dougherty's, for example, is located in the heart of a substantial residential community and maintains store hours from 9:00 AM until 8:00 PM Monday through Saturday and 10:00 AM to 7:00 PM on Sunday.

         Each of Dougherty's and Medicine Man employ full staffs of pharmacists and pharmacy technicians in order to provide a high level of customer consultation and service. Each store department also maintains staff that specializes in their respective product offerings, in order to provide a helpful environment for the customer.

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

INTELLECTUAL PROPERTY

         In general, we do not believe that our intellectual property is material to the success of Dougherty's, TPS, Park Infusion, Total Health, Medicine Man or Homecare.

ACQUISITIONS

         To take advantage of existing market opportunities and execute our strategy, from time to time we will, to the extent sufficient capital is available, enter discussions with independent pharmacies and related companies regarding potential acquisitions. As a fundamental principle, we are committed to acquiring well-performing pharmacies that are geographically desirable, offer technical pharmacy and related services or are otherwise market leaders. Strong management is a key consideration for us in reviewing acquisition candidates, because the independent pharmacy business is a local business frequently dependent on personal relationships. In addition, we target owner/pharmacists who are interested in remaining involved with us for the foreseeable future.

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

         Since the completion of the reverse acquisition in October 1999, we have completed seven acquisitions, including Rx-Pro.Com, Inc. in December 1999; Dougherty's Pharmacy, Inc. in December 1999; Total Pharmacy Supply, Inc. in March 2000; three infusion pharmacies in San Antonio, Texas; Dallas, Texas and St. Petersburg, Florida in August 2000; Total Health in November 2000; the Dallas office assets and business of Compass Healthcare, Inc. in March 2001; and Medicine Man in May 2001. In April 2001, we sold the St. Petersburg pharmacy that we had acquired in August 2000. In July 2001, Compass Healthcare, Inc. was combined with Dougherty's. In December 2001, Raven's and Medicine Man-Dickinson location were closed and their prescription files were sold. Operations at Rx-Pro.com have been terminated.

         We have not been successful in executing our acquisition strategy in the past. Our continued viability will depend, in part, on our ability to improve operations from these prior acquisitions and improve our ability to evaluate, value, structure and integrate future acquisitions.

RX-PRO.COM, INC.

         On December 21, 1999, we acquired all of the issued and outstanding stock of Rx-Pro.Com, Inc., a Texas corporation. The acquisition was structured as a merger pursuant to which Rx-Pro was merged with and into one of our wholly owned subsidiaries, Park Pharmacy Corporation, a Texas corporation. Park-Texas was the surviving company in the merger and continued to be one of our wholly owned subsidiaries. Park-Texas changed its name to

Rx-Pro.Com, Inc. in the merger. Rx-Pro's shareholders, which included Mr. Joe B. Park, received an aggregate of 97,500 shares of Series A Preferred Stock in the merger. Mr. Park serves on our Board of Directors and as our Chairman. Mr. Park also is our controlling shareholder. The unprofitable operations of this entity have been terminated.

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

         Effective April 1, 2001, we divested the assets and operations of our St. Petersburg location for cash consideration of $900,000 and a contingent payment of $380,000 that was received post closing. In the sale transaction, we retained the accounts receivable and cash of the pharmacy and sold all other assets.

TOTAL HEALTH

         On November 10, 2000, we acquired the assets of MJN Enterprises, Inc. d/b/a Total Health Care Pharmacy, an institutional pharmacy located in Arlington, Texas owned by Michael J. Nault. We formed a new subsidiary, MJN Acquisition Corporation, to effect the purchase, and immediately following the transaction MJN Acquisition Corporation was renamed MJN Enterprises, Inc. We acquired the company for cash consideration of $1,150,000 and 1,450,000 shares of our common stock; we also assumed current and long-term liabilities. The DEA has alleged that Total Health has violated the Controlled Substances Act and has proposed a fine of $400,000.00 in connection therewith. Total Health has lost a significant amount of its workforce and business as a result of this investigation and other management and operational issues.

MEDICINE MAN

         On May 31, 2001, we acquired out of bankruptcy the business operations of Medicine Man, Inc., a company operating four retail pharmacies located south of Houston, Texas in the communities of Alvin, Angleton, Dickinson and Santa Fe. The pharmacies, each in operation since the 1960s, provide traditional retail and over-the-counter services and represent our initial presence in the Houston area. Consideration for the acquisition was approximately $1,779,000, of which $1,129,000 was provided by us, and $650,000 was provided by funds contained in deposit accounts acquired from the bankruptcy estate. The acquisition consideration was used to discharge pre-petition liabilities of the estate, and we received a "fresh start" with respect to the acquired operations.

         The assets of Medicine Man, Inc. were acquired in a newly formed limited partnership, Park-Medicine Man, LP, that is directly and indirectly controlled by us. All employees previously employed by Medicine Man, Inc. were hired by Park-Medicine Man, LP. Except for the retail location that was closed in December 2001, the partnership will continue to conduct the business of the former Medicine Man, Inc., and the three remaining stores will continue to operate under the trade name Medicine Man.

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

         We believe that we will compete primarily on the basis of: (i) customer service and satisfaction, (ii) product selection and variety, (iii) store location and convenience, (iv) reliability and speed of order shipment, and (v) price. We believe that our strengths in terms of competing with other retail pharmacy companies will result from the business connections and experience of our management team, along with our ability to offer a wider variety of prescription medicine and health related products than most other retail pharmacies.

         We believe that many of our competitors have longer operating histories, larger customer or user bases, greater name recognition, and significantly greater financial, marketing and other resources. Some of our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing than we can. Furthermore, many of our competitors can devote substantially more resources to their Web sites and systems development. We also believe that the continued consolidation of the drugstore industry will further increase competitive pressure in the industry.

EMPLOYEES

         As of June 30, 2002, we employed a total of 238 employees, of whom 66 were employed by Dougherty's (including Pharmacy and Homecare), 50 by Medicine Man, 58 by Park Infusion, 30 by Total Health, 15 by TPS, and 19 by our corporate office. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees to be generally good.

CERTAIN BUSINESS FACTORS

LOSSES, CASH-FLOW, BANK DEFAULT, DEA INVESTIGATION AND PRINCIPAL VENDOR RELATIONSHIP

         We have experienced substantial losses for the year ending June 30, 2002. These losses resulted in poor cash-flow and our default under our senior secured credit facility. We also have a large past due balance with our principal supplier of pharmaceutical products and currently operate under a cash-on-delivery basis with this vendor. Additionally, the Drug Enforcement Administration has proposed that we pay a large fine in connection with our alleged violation of the Controlled Substances Act. These events, singularly or collectively, if not resolved in a satisfactory manner, could have a material adverse effect on our business and ability to continue to operate our business and require that we seek bankruptcy protection.

WE DEPEND ON ACQUISITIONS FOR GROWTH

         We anticipate that any future revenue and profit growth will depend greatly on our ability to complete and assimilate acquired businesses. However, our ability to consummate acquisitions is presently severely limited by our unprofitable operations, poor cash-flow and high level of debt. Our ability to acquire independent pharmacies will also depend on a number of factors, such as the availability of attractive target companies, the availability of financing, and market factors that may limit our ability to use our stock for acquisitions. In addition, we compete for acquisition candidates with buyers who have greater resources and may be able to offer more consideration to acquisition candidates. If we are unable to acquire suitable businesses, our ability to expand our operations and execute our business strategy will be adversely affected. We must integrate our acquired businesses

         We have grown this past year as a result of our prior acquisitions and, subject to the aforementioned limitations and factors, desire to acquire businesses in the future. Our success is dependent, in part, upon our ability to assimilate acquired businesses, transition customer and vendor contracts, standardize financial and accounting systems, and integrate and retain management and employees of acquired businesses. We must also successfully assimilate these acquired businesses, or our business operations and results of operations will be materially and adversely affected.

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

WE HAVE A CONTROLLING SHAREHOLDER

         Joe B. Park, our chairman, owns approximately 65% percent of our voting power as of June 30, 2002 through a family limited partnership. As a result, he has the ability to elect all of our directors and to control the vote on matters such as mergers, consolidations, sales of substantially all of our assets, or transactions that could result in our company ceasing to be publicly held.

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

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS

         We do not plan to declare or pay any dividends in the near future, and plan to invest available cash in acquiring new businesses and growing existing businesses. In addition, our senior credit facility prohibits the payment of any dividends without permission of the Senior Lender.

ITEM 2. PROPERTY

         We operate multiple locations under lease agreements with multiple landlords that are subject to different terms and conditions and expire at various times. In general, we prefer to lease retail and office space, as opposed to owning property, to preserve available capital for investment in our pharmacy operations. However, we may from time to time evaluate the opportunity to either build or acquire an existing facility in situations that we believe would be beneficial. Although we believe that our inability to renew any one of our leases, particularly Dougherty's, would result in a loss of goodwill associated with the location and could materially impact our operating results for a limited period of time, we expect to be able to negotiate leases on acceptable terms in the future.

         We maintain our corporate offices in a North Dallas office building on Preston Road, near our Dougherty's pharmacy. We lease 4,474 square feet of space under a lease that expires in May 2006.

         Dougherty's operates the retail pharmacy and Homecare in a single-story retail shopping center located on Preston Road in North Dallas. Dougherty's has operated at that location since March of 1967. The pharmacy currently leases 11,685 square feet under an agreement that expires in January 2004. Given the longevity of Dougherty's operations at the Preston location, the pharmacy has gained a certain degree of customer familiarity and loyalty over time, as customers have come to associate Dougherty's with its current location. While there can be no assurance that lease rates in the future will remain economically attractive at its current location, we believe that we will continue to be able to negotiate lease terms reasonably acceptable to us, due in part to a continuing competitive local real estate market and Dougherty's operating history, reputation and creditworthiness.

         Total Pharmacy Supply operates 12,000 square feet of office and warehouse space in a single-story commercial office park in Arlington, Texas near U.S. Interstate 30 and State Highway 360. From this location, under a lease that expires in March of 2005, TPS maintains its executive offices and inventory of saleable goods.

         Park Infusion Services operates three locations in Dallas, San Antonio, and Houston, Texas. The Dallas location operates in 7,450 square feet of office space located on Inwood Road near Highway 635 and the Dallas North Tollway under a lease that expires September of 2007. The San Antonio location operates in 4,226 square feet of office space located within the primary medical district of San Antonio under a lease that expires in October of 2004. The Houston location operates in 5,036 square feet of office space near the primary medical district of Houston under a lease that expires November of 2004. We do not believe that the failure to successfully renegotiate any of its leases would materially impact our operations or operating results.

         Total Health conducts its business in a closed-door facility within a single-story, multi-tenant commercial office building in Arlington, Texas near U.S. Interstate 30 and State Highway 360. The company leases 5,163 square feet of space under a lease that expires on September 30, 2004.

         Medicine Man currently operates three stores located south of Houston, Texas in the communities of Alvin, Angleton, and Santa Fe. Each store is a stand-alone location and is subject to its own lease. Angleton operates in a 1,400 square foot building under a three-year lease that expires in January of 2003. The stores in Alvin, Dickinson and Santa Fe are 4,500, 1,900 and 4,500 square feet, respectively, and each is subject to a lease that commenced on June 1, 2001 and expires on May 31, 2006. These three locations are owned by a partnership whose partners were the former principals of the business we acquired. The Dickinson lease is still in effect through May 2006, even though the location is not currently operating. All of the locations have long operating histories in their communities and have maintained their current locations for some time.

ITEM 3. LEGAL PROCEEDINGS

         We are subject to several legal proceedings described below.

DRUG ENFORCEMENT ADMINISTRATION INVESTIGATION

         There is currently a pending investigation by the Drug Enforcement Administration ("DEA") into the diversion of over-the-counter pseudophedrine from our Total Health facility in Arlington, Texas. Pseudophedrine is used in the manufacture of metaamphetamines and is considered a "regulated transaction" by the DEA after a certain quantity of the drug has been purchased or sold during a particular month. We are cooperating fully with the DEA in this investigation. We have also adopted extensive security measures at this location to help ensure that no diversion occurs in the future. The DEA has orally proposed that we pay a fine of $400,000.00 to settle this matter. We have proposed in a writing to the DEA that we pay $10,000.00 to settle this alleged violation. No criminal actions have been threatened against us by the DEA. We have scheduled a meeting with the DEA in October 2002 to discuss settlement of this matter. There can be no assurance that a settlement will be reached with the DEA or that the amount of such fine will not have a material adverse effect on our results of operations, financial condition or cash flows.

OTHER

         We are subject from time to time to other lawsuits arising in the ordinary course of business. In our opinion, these matters are adequately covered by insurance or, if not covered, are without merit or of such nature or involve amounts that would not have a material adverse effect on our results of operations, financial condition or cash flows if decided adversely.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of fiscal 2002, we did not submit any matters to a vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         We have only one class of outstanding shares, common stock, $.0001 par value, that is traded on the OTC Bulletin Board. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds. We also have authorized 250,000,000 shares of preferred stock, $.001 par value, 5,000,000 of which have been designated as Series A Preferred Stock, of which 2,613,498 shares were issued and outstanding as of September 26, 2002. Each share of Series A Preferred Stock is entitled to ten votes per share and to vote with the common shareholders, may be converted into ten shares of common stock at any time after June 30, 2001, and is entitled to receive a liquidation preference of $10 per share. The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "PPRX.OB".

MARKET PRICES OF OUR COMMON STOCK

         The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of our Common Stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter- dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                  COMMON STOCK
                                 CLOSING PRICES

                                                      HIGH             LOW
                                                     ------           ------
FISCAL 2000
     First Quarter........................           $3.188           $1.000
     Second Quarter.......................           $3.000           $1.625
     Third Quarter........................           $4.063           $2.063
     Fourth Quarter.......................           $2.938           $1.625
FISCAL 2001
     First Quarter........................           $2.000           $1.000
     Second Quarter.......................           $1.375           $0.813
     Third Quarter........................           $1.125           $0.750
     Fourth Quarter.......................           $1.000           $0.550
FISCAL 2002
     First Quarter........................           $0.750           $0.600
     Second Quarter.......................           $0.750           $0.300
     Third Quarter........................           $0.400           $0.110
     Fourth Quarter.......................           $0.300           $0.100

         The closing price for the Company Common Stock on September 20, 2002 as reported on the OTC Bulletin Board was $0.07.

STOCKHOLDERS

         As of September 26, 2002, there were 818 holders of record of the common stock according to the records maintained by our transfer agent. As of September 26, 2002, we had approximately 818 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

         Park did not declare or pay any dividends on the common stock during our two most recent fiscal years, and we do not intend to pay any dividends in the foreseeable future. Furthermore, we cannot declare or pay any dividends without the prior written consent of Bank of Texas, N.A. ("Senior Lender"), until we fulfill all of our obligations and payments under our agreement with the Senior Lender. We are currently in default under our credit agreements with our Senior Lender.

         We have not sold any unregistered securities during the period covered by this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in our pharmacy and physician services businesses. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) our high level of indebtedness; (b) our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our credit facilities and to make payments on our trade debt; (c) our ability to improve the operating performance of our business segments; (d) the outcome of the pending civil governmental investigation involving Total Health's alleged violation of the Controlled Substances Act; (e) increased competition from existing or new competitors, (f) changes in government regulation of the pharmacy or healthcare industries, (g) changes in the reimbursement costs or policies of health insurance companies or federally-funded insurance programs,
(h) the failure of health insurance companies and federally funded insurance programs to make payments in accordance with the time periods specified in their agreements with third-party providers like us, (i) our failure to collect receivables from health insurance companies that may experience financial hardships or failure as a result of increases in the costs of providing health care services in excess of the amount of revenue received by insurance companies under existing contractual commitments, (j) our failure to manage our growth and integrate businesses acquired or to be acquired, and (k) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of the Annual Report on Form 10-KSB for the year ended June 30, 2001 filed with the Securities & Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements made herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable. Actual results may vary from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to our financial condition and results of operations, as well as our current business environment. The Company's management believes that of its significant accounting policies, the following policies involve a higher degree of judgment and/or complexity.

REVENUE RECOGNITION

         Our revenue is reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from healthcare services is recognized at the time services are provided. Revenue from wholesale product sales is recognized at the time of shipment. A portion of the Company's revenue is derived from governmental assistance programs, such as Medicare and Medicaid. Revenue from these sources is recorded net of contractual adjustments based on our interpretation of the terms of the government contract/pricing schedule and past experiences.

         The Company has acted as an agent for the sale of certain pharmaceutical products. A member pharmacy, and not the Company, was responsible for the fulfillment of customer purchases, and the Company did not have risks and rewards as principal in these sales transactions. Revenue consisted primarily of processing fees representing the amount billed to a customer, less the amount paid to a supplier. The net revenue from these sales was recognized as transactions occurred. The Company, however, recorded the gross amounts of receivables and payables related to these transactions because the Company assumed credit risk for the amount billed to the customer and was responsible for paying the member pharmacy.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company records goodwill from acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identifiable tangible and intangible assets acquired. We have amortized the goodwill on a straight-line basis over estimated lives of 5 to 20 years. The Company has performed annual reviews of our goodwill for impairment based on a number of factors, including future undiscounted cash flows and changes in economic and market conditions. The Company will cease the amortization of goodwill on July 1, 2002 upon adoption of SFAS No. 142 as described in the Recent Accounting Pronouncements section below.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 2002 AND 2001

         Revenues. For the twelve months ended June 30, 2002, revenue increased 25% to $53,823,109, compared to $37,943,149 from the same period in 2001. Our increase in revenue was primarily attributable to the inclusion of a full year of the operating results of entities acquired in fiscal 2001.

         Gross Profit. Gross profit (revenues minus cost of goods sold) for fiscal 2002 was $19,314.633, representing an increase of 23% over $15,758,617 in the prior period. The increase was due largely to increases in revenue associated with the inclusion of a full year of operations of entities acquired in fiscal 2001. Overall revenue growth accounted almost exclusively for the increase in gross profit. Our gross margin decreased from 41.5% in the earlier period to 35.9% in the current period. The decrease in gross margin was due partly to lower gross profit in the Medicine Man operations, which were acquired in May 2001, and a shift in the infusion business to primarily managed care contracts which are easier to collect, but produce a lower gross margin. In the future, our gross margin may fluctuate depending on changes in the composition of our business. Accordingly, there can be no assurance that gross margin will remain at the level experienced during the twelve months ended June 30, 2002.

         Selling, General and Administrative Expenses and Compensation Expenses. SG&A and compensation expenses were $22,848,368 for the twelve-month period ended June 30, 2002, representing an increase of 56.2% from $14,624,469 for the prior year. In general, expenses rose in 2002 because companies were acquired in fiscal 2001. In fiscal 2002, SG&A and compensation expenses were 42.5% of total revenue, compared to 38.5% in the earlier period. The increase in these expenses relative to revenue was the result of several factors, including (i) the acquisition of companies with higher operating expense ratios than our same-store operations, (ii) the hiring of executive and accounting staff at the home office, and (iii) the addition of pharmacy staff at same-store operations in order to accommodate the significant year-over-year increase in business, and
(iv) the increase in bad debt expense, primarily related to our infusion business acquired in August 2001 as more historical data became available to use to develop estimates of future collections. We believe that the proportion of corporate overhead expense to total revenue will decline in upcoming periods. In the future, to the extent that we are successful in completing acquisitions, we expect SG&A and compensation expense margins will fluctuate, as acquired businesses are assimilated into our company. As such, there can be no assurance comparisons of these expenses from period to period will be entirely meaningful or that we will be able to maintain SG&A and compensation expenses in the same proportion to revenue as was experienced in the twelve-month period ended June 30, 2002.

         EBITDA. Our EBITDA, or earnings (loss) before interest expense, income taxes, depreciation, amortization and impairment, decreased 338.6% to ($3,407,441) for the twelve months ended June 30, 2002, compared to $1,428,031 a year earlier. EBITDA margin for fiscal 2002 was (6.3)% compared to 3.8% in the previous period.

         Depreciation, Amortization, Impairment and Interest Expense. Depreciation and amortization expenses were $446,647 for the twelve months ended June 30, 2002, compared to $353,869 for the prior year's period, representing an increase of 26.2%. Impairment expense of $2,465,858 in fiscal 2002 resulted primarily from a write-down of the value of goodwill associated with our Total Health acquisition. The write down of such goodwill is due to Total Health performing sufficiently short of our expectations, and even short of their own historical results in fiscal 2002. Interest expense for the current year was $426,354, compared to $492,425 in the previous year. This decrease is a result of our lower average outstanding loan balances in the current year relative to the preceding year. At June 30, 2002, we had outstanding bank loans totaling $5.5 million, compared to $8.3 million at June 30, 2001.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and intangible assets after a business combination is completed. Under the provisions of SFAS 142, we will no longer amortize goodwill beginning July 1, 2002. Instead, goodwill will be reviewed periodically for impairment and written down when found to be impaired. Our goodwill amortization in fiscal year 2002 was approximately $207,499. Under the new accounting standard, we will be required to perform an initial assessment of our goodwill for impairment no later than December 31, 2002. The balance of our remaining unamortized goodwill at June 30, 2002 was $2,035,784.

         Income (Loss) From Continuing Operations. Loss from continuing operations for the twelve months ended June 30, 2002 was ($6,793,333) compared to income of $$336,504 a year ago.

RESTRUCTURING-DISCONTINUED OPERATIONS

         On November 15, 2001, our Board of Directors accepted the resignation of Thomas R. Baker as President and Chief Executive Officer and announced the appointment of Craig Mackey as President and Chief Executive Officer. In concert with Mr. Mackey's arrival, we undertook a comprehensive review of operations, certain of the results of which are discussed in the remainder of this section.

         SALE OF MEDICINE MAN-DICKINSON AND RAVEN'S. On December 28, 2001, we sold the retail prescription files of our Raven's pharmacy to Eckerd Drug Company for $240,000 in cash. We retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our Total Health and Dougherty's locations. Additionally, we transferred the institutional pharmacy business of Raven's to Total Health, our closed-door, institutional pharmacy located in Arlington, Texas. Coincident with this sale, we closed the Raven's location and did not renew the Raven's lease, which expired on January 9, 2002, and accrued estimated closing costs of approximately $132,000.

         On December 29, 2001, we sold the retail prescription files of our Medicine Man -store located in Dickinson, Texas to Walgreen's for $225,000 in cash. In the transaction, we retained all accounts receivable, returned certain inventory to our wholesale supplier, and transferred the residual inventory to our three remaining Medicine Man locations. Coincident with this sale, we closed the Dickinson location and accrued an estimated loss of approximately $108,000 on the remaining term of the lease.

         The operating results of these two locations are reflected net of a gain on disposal of $214,574 in our Consolidated Statement of Operations for the year ended June 30, 2002 and have been included in discounted operations. With respect to Raven's, operating loss net of tax for the years ended June 30, 2002 and 2001, respectively, were ($265,328) and ($30,982). For the Medicine Man-store located in Dickinson, Texas, operating losses net of tax for the years ended June 30, 2002 and June 30, 2001, respectively, were ($134,166) and ($9,687).

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

         RX-PRO SOFTWARE. Over the course of the past eighteen months to two years, as the level of business activity related to the Internet has decreased, and as the economy has weakened, the outlook for our Rx-Pro software business unit ("Rx-Pro software") has changed as well.

         Because we are not able to predict with any confidence when this market will emerge, if ever, we elected to discontinue the Internet component of this subsidiary in December 2001, and we took a charge of $2,495,740 to earnings to reflect the write down to estimated fair value of computer software rights associated with our Rx-Pro system. We have attempted to sell the software rights, but have been unable to do so to date. As of June 30, 2002, management determined that it was necessary to revise its estimate of fair value and recorded an additional loss of $100,000. We have also written off the goodwill of $134,600 associated with Rx-Pro. In September 2002, we elected to discontinue the prescription management services currently offered through Rx-Pro.

         We have included the losses of Rx-Pro software in discontinued operations because Rx-Pro software was determined by management to be "held for sale" in accordance with SFAS No. 144.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and our current operating performance, management is not confident that cash flow from operations together with available borrowing under the senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital and debt service for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and attempt to take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales may require the consent of our Senior Lender under one or more of our credit agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our Senior Lender would provide the necessary consents, if required.

         At June 30, 2002, we have working capital and stockholders' deficits of $5.2 million and $1.7 million, respectively and we incurred a net loss of $9.9 million for the year ended June 30, 2002. Also, subsequent to June 30, 2002, the Company was in default under its senior secured credit facility with Senior Lender. Should the Company be unable to refinance or restructure this debt and Senior Lender pursues its available remedies, the Company may be forced to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

OPERATIONS

         Over the next year and beyond, we will continue our focus on operations, refining the changes that have been implemented to date and implementing additional changes to set the stage for consistency in profitability. Specifically, we will continue to emphasize, among other things,
(i) "profitable" sales, (ii) collection of accounts receivable, and (iii) improved inventory management. The objective of these initiatives is to maximize the Company's use of cash and to manage growth.

         Historically, independent pharmacies, such as our retail subsidiaries, sold what the customer needed, regardless of the profit. But reduced reimbursement under managed care have rendered a significant amount of pharmacy business marginally profitable or simply not profitable at all. Although we strive to meet every customer's needs, the reality is that we must generate sales that are profitable for the Company. In order to ensure that we will continue in a position to service our customers, we are actively reviewing certain business lines, product offerings and even drug sales to concentrate on those items that meet certain profitability thresholds. We are also reviewing insurance contracts to opt out of those that do not meet minimum gross profit margins. The Company must continue to adapt to new changes in the pharmacy industry in order for the Company's pharmacy segment to remain profitable.

         Our working capital management efforts have yielded some positive results, however, management believes that our use of capital must be further improved, especially with regard to continued delayed payments by certain large insurance companies on infusion accounts receivable that are payable to our Infusion segment. With respect to inventory, progress has been made by the Company, with June 30, 2002 inventory at $2.6 million, compared to $4.0 million at June 30, 2001. While we continue to actively manage our inventory, continued inventory reduction will require ongoing diligence and time to naturally reduce slow-moving stock and improve overall turns.

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

BANK FINANCING

         We failed to make a payment in the aggregate amount of $130,396.72 that was due to Senior Lender on August 31, 2002 under our revolving line of credit and term loan. As of August 31, 2002, our revolving line of credit had an outstanding balance of $2.2 million, and our term loan had an outstanding balance of $3.3 million. This indebtedness is secured by a lien on substantially all of our assets. We also are in default under numerous financial and other covenants under the credit agreements with our Senior Lender.

         We have been attempting to refinance or restructure our debt with our Senior Lender or another lender since approximately February 2002. In the event we are not able to refinance or restructure our existing debt, we will consider other strategies to generate cash, including raising equity, selling assets and reducing operating expenses. Should these alternative strategies fail, our ability to continue implementing our business plan will be materially and adversely impacted and the Company may be forced to seek protection by filing bankruptcy. There can be no assurance that the Company will be able to refinance or restructure its indebtedness with its Senior Lender, or otherwise generate sufficient cash to satisfy these obligations.

TRADE CREDIT

         Since mid-February 2002, we have been on credit hold with Amerisource, our principal inventory supplier and one of the largest pharmaceutical distributors in the United States, meaning that no additional credit has been extended to the Company. We have continued to receive product on a regular basis, without interruption, from our supplier on a cash-on-delivery basis. Given this arrangement, our management has instituted purchasing controls to ensure that inventory levels remain sufficient but not excessive. Amerisource has also stopped providing the Company with various trade and other discounts that were previously made available.

         Since being placed on credit hold, from time to time as cash has been available, we have made progress payments against outstanding balances owed to this vendor and currently are paying $50,000 a month plus any credits applied to the outstanding balance. We continue to hold a significant outstanding balance with Amerisource and we may not have sufficient cash flow in the future to continue to make these progress payments. Our debt obligation to Amerisource is not secured by any of the Company's assets. At this time, we are not able to accurately predict the timing and amount of excess cash flows that would be available for progress payments. Our ability to generate excess cash flow will depend on the collection of past due accounts receivable and cash generated through profitable operations.

         Although progress has been made with respect to our outstanding balance with this principal vendor, no assurances can be given that this supplier will not take actions to collect past due accounts and will continue to supply inventory to the Company, particularly if we are unable to continue making progress payments. There are also no assurances that we will be able to replace our current principal vendor if we are required or desire to do so. If we are unable to continue to obtain inventory, we will not be able to continue operating our business.

RISK RELATED TO OUR FINANCIAL CONDITION

         We are highly leveraged. Our substantial indebtedness will severely limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

         Our debt obligations adversely affect our operations in a number of ways and our cash flow from operations may be insufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance that debt. There are no assurances that we will be able to take any of these actions.

         Our high level of indebtedness will continue to restrict our operations. Among other things, our indebtedness will:

         o  limit our ability to obtain additional financing;

         o limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

         o place us at a competitive disadvantage relative to our competitors with less indebtedness;

         o render us more vulnerable to general adverse economic and industry conditions; and

         o require us to dedicate substantially all our cash flow to service our debt.

         In fiscal 2002, we experienced operational and financial difficulties. Any future material deterioration in our operational or our financial situation could again impact vendors' and suppliers' willingness to do business with us. Our ability to make payments on our debt depends upon our ability to substantially improve our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If our cash flow from our operating activities is insufficient, we may take certain actions, including attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. We may be unable to take any of these actions on satisfactory terms or in a timely manner.

         Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to earn enough to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

         Moreover, we are currently in breach of our financial payment obligations as well as certain of the non-financial covenants under our senior secured credit facility with Senior Lender. These defaults, if not waived by our Senior Lender, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt and may be required to seek bankruptcy protection.

         If we obtain modifications of our credit agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs. In fiscal 2002, we modified certain covenants in, and obtained waivers of compliance under, our senior credit and loan agreements. In connection with obtaining these modifications and waivers, we paid significant fees and transaction costs.

RISKS RELATED TO OUR OPERATIONS

         There is currently pending a civil investigation by the Drug Enforcement Administration of the diversion of pseudophedrine from our Total Health location in Arlington, Texas. Any significant fines or damages that we might have to pay as a result of this investigation could have a negative effect on our results of operations, financial condition and cash flows.

         We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. We obtain approximately 85% of our pharmaceutical products from Amerisource. Pharmacy sales represented almost all of our total sales during fiscal 2002, and, therefore, our relationship with Amerisource is important to us. Any significant disruptions in our relationship with Amerisource would make it difficult for us to continue to operate our business, and would have a material adverse effect on our results of operations, financial condition or cash flows.

         We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if they are negatively affected by general economic conditions.

         Our operations during fiscal 2001 were adversely affected by a number of factors, including our inability to purchase inventory on credit, the closing of business locations, allegations by the DEA of our violation of the Controlled Substances Act and a poor working relationship with our Senior Lender and uncertainties regarding our ability to refinance or restructure our senior credit facility with Senior Lender. To improve operations, new management developed, and in fiscal 2002 began implementing and continues to implement, a business strategy to improve our financial situation by discontinuing unprofitable business locations or segments, improving the collectibility of our accounts receivables, reducing corporate overhead, restructuring or refinancing our senior secured credit facility, negotiation of acceptable settlement with the DEA and reducing our outstanding trade debt with Amerisource. If we are not successful in implementing our business strategy, or if our business strategy is not effective, we may not be able to continue to improve our operations. In addition, any adverse change in general economic conditions can decrease our profitability. Failure to continue to improve operations or a decline in general economic conditions would adversely affect our results of operations, financial condition or cash flows and our ability to make principal or interest payments on our debt.

         We cannot assure you that management will be able to successfully manage our business or successfully implement our strategic plan. This could have a material adverse effect on our business and the results of our operations, financial condition and cash flows.

         The success of our business is materially dependent upon the continued services of our executive management team. The loss of key personnel could have a material adverse effect on the results of our operations, financial condition or cash flows. Additionally, we cannot assure you that we will be able to attract or retain other skilled personnel in the future.

         Terrorist attacks, such as the attacks that occurred in New York and Washington, DC on September 11, 2001, and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

         On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. The attacks caused major instability in the U.S. and other financial markets and reduced consumer confidence. The threat of terrorist attacks, any military response and other related developments may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduce sales in our stores. These developments will subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets.

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

         In accordance with SFAS 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to our adoption of SFAS 142, which will be effective July 1, 2002.

         Upon adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets, including goodwill, acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. SFAS 142 also requires that we perform a transitional impairment evaluation of our goodwill in accordance with the provisions of SFAS 142 within the first six months of adoption. Any transitional impairment loss related to goodwill will be measured no later than June 30, 2003 and recognized as a cumulative effect of a change in accounting principle in our consolidated financial statements.

         In connection with the transitional impairment evaluation of goodwill, SFAS 142 requires that we first perform an assessment of whether there is an indication that goodwill is impaired as of the July 1, 2002 adoption date. To accomplish this, we must establish reporting units, based on our reporting structure, and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. We then have up to six months from adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill to its carrying amount, both of which would be measured as of the adoption date. The implied fair value of reporting unit goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, by allocating the reporting unit's fair value to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.

         As of June 30, 2002, the Company had unamortized goodwill of $2,035,784, all of which are subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $232,500 and $251,100 for the years ended June 30, 2002 and 2001. Because of the extensive effort required to comply with the remaining provisions of SFAS No. 142, the Company cannot reasonably estimate the impact of this provision on the consolidated financial statements beyond discontinuing amortization.

         In October 2001, the FASB also approved SFAS 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

         Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after March 15, 2002 and, generally, are to be applied prospectively. The Company elected to adopt this new accounting pronouncement early, as permitted, on December 31, 2001. The primary effect of adopting SFAS No. 144 was that the operations of Raven's and the Medicine Man -store located in Dickinson, Texas and the Rx-Pro software were accounted for as discontinued operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and reporting for exit and disposal activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is currently evaluating the impact of adopting this standard, which is effective for periods beginning after December 31, 2002 applied prospectively, and does not expect it to have a significant impact on its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this Item are set forth beginning on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Park III is incorporated by reference in this report from the definitive proxy statement (the "Proxy Statement") for the Company's 2002 Annual Meeting of Stockholders to be filed with the Commission within one hundred twenty (120) days following the end of the fiscal year covered by this report.

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

4.1 Park Pharmacy Corporation 2000 Stock Incentive Plan (filed as Exhibit F to Registrant's Definitive Proxy Statement filed on December 13, 2000, and incorporated herein by reference)

10.1 Loan Agreement dated as of June 8, 2001, by and among Park Pharmacy Corporation, Dougherty's Pharmacy, Inc., Raven's Pharmacy, Inc., Total Pharmacy Supply, Inc., Rx-Pro.Com, Inc., Park Infusion Services, LP, MJN Enterprises, Inc., and Park-Medicine Man, LP, as borrowers, and Bank of Texas, N.A., as lender (filed as Exhibit 10.1 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2001, and incorporated herein by reference)

10.2 Form of Executive Employment Agreement (filed as Exhibit 3.1 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2000, and incorporated herein by reference)

21.1 Subsidiaries of the Registrant (Filed as Exhibit 21.1 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2001, and incorporated herein by reference)

99.1     CEO Certification of Periodic Financial Reports Pursuant to 18 U.S.C.
         Section 1350*

99.2     CFO Certification of Periodic Financial Reports Pursuant to 18 U.S.C.
         Section 1350*

*        Filed herewith


     (b) Reports on Form 8-K.

     Current Report on Form 8-K dated September 19, 2002 and filed on September 19, 2002 in connection with the Company's default under its loan agreements with its Senior Lender.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2001.


                                           PARK PHARMACY CORPORATION,
                                           a Colorado corporation


                                           By:  /s/ Craig Mackey
                                           --------------------------------
                                           Name: Craig Mackey
                                           Title:  President and
                                           Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed on the 30th day of September, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                       Title                                 Date
---------                                       -----                                 ----
/s/ Joe B. Park
---------------------------           Chairman of the Board of                  September 30, 2002
Joe B. Park                           Directors

/s/ Craig Mackey                      President and Chief Executive             September 30, 2002
---------------------------           and Director
Craig Mackey                          (Principal Executive Officer and Director)


/s/ Philip  Waltrip
---------------------------           Vice President, Chief Financial           September 30, 2002
Philip  Waltrip                       Officer and Assistant Secretary
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)

/s/ Gwendolyn L. Park
---------------------------           Secretary and                             September 30, 2002
Gwendolyn L. Park                     Director

                                 CERTIFICATIONS

     I, Craig Mackey, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Park Pharmacy Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

                                   /s/ Craig Mackey
                                 -----------------------------------------
                                   Craig Mackey
                                   President and Chief Executive Officer

Date:  9/30/02

                                       ***

     I, Philip Waltrip, certify that:

         1. I have received this Annual Report on Form 10-KSB of Park Pharmacy Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

                                   /s/ Philip Waltrip
                                 -----------------------------------------
                                   Philip Waltrip
                                   Vice President, Chief Financial Officer
                                   and Assistant Secretary

Date:  9/30/02

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report                                              F-1

Consolidated Balance Sheet at June 30, 2002                               F-2

Consolidated Statements and Operations for the
     years ended June 30, 2002 and 2001                                   F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the
     years ended June 30, 2002 and 2001                                   F-4

Consolidated Statements of Cash Flows for the
     years ended June 30, 2002 and 2001                                   F-5

Notes to Consolidated Financial Statements                                F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Park Pharmacy Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Park Pharmacy Corporation as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Pharmacy Corporation as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2002, the Company had working capital and stockholders' deficits of $5,209,915 and $1,680,122, respectively, and the Company incurred a net loss of $9,945,028 for the year ended June 30, 2002. Also, subsequent to June 30, 2002, the Company was in default of its primary borrowing arrangement. Should the Company not be able to refinance or restructure this indebtedness and the lender pursues available remedies, the Company may be forced to seek protection under the United States Bankruptcy Act. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HEIN + ASSOCIATES LLP

Dallas, Texas
September 6, 2002

                            PARK PHARMACY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002

         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $    454,485
   Trade accounts receivable, net of allowance for doubtful accounts of $3,075,000        6,389,805
   Refundable income taxes                                                                  296,547
   Inventories                                                                            2,572,214
   Prepaid expenses and other                                                               378,748
                                                                                       ------------
                  Total current assets                                                   10,091,799

                  PROPERTY AND EQUIPMENT, net                                             1,495,628

GOODWILL, net of accumulated amortization of $237,000                                     2,035,784

OTHER ASSETS                                                                                 36,787
                                                                                       ------------
                  Total assets                                                         $ 13,659,998
                                                                                       ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                                    $  7,658,706
   Accrued liabilities                                                                    1,611,730
   Income taxes payable                                                                      98,800
   Capital lease obligation                                                                 269,707
   Current portion of long-term debt                                                         20,345
   Revolving line of credit and notes payable                                             5,642,426
                                                                                       ------------
                  Total current liabilities                                              15,301,714

LONG-TERM DEBT, net of current portion                                                       38,406

COMMITMENTS AND CONTINGENCIES (Notes 3, 9 and 12)

STOCKHOLDERS' DEFICIT:
   Preferred stock; $.001 par value; 250,000,000 shares authorized;
     2,613,498 shares issued and outstanding (liquidation preference
     of $10 per share, aggregating to $26,134,980)                                            2,614
   Common stock; $.0001 par value; 750,000,000 shares authorized;
     10,105,381 shares issued and outstanding                                                 1,011
   Additional paid-in capital                                                             7,889,126
   Accumulated deficit                                                                   (9,555,945)
   Deferred compensation                                                                    (16,928)
                                                                                       ------------
                  Total stockholders' deficit                                            (1,680,122)
                                                                                       ------------

                  Total liabilities and stockholders' deficit                          $ 13,659,998
                                                                                       ============


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED JUNE 30,
                                                               ------------------------------
                                                                   2002              2001
                                                               ------------      ------------
REVENUES -
   Product sales and other, net                                $ 53,823,109      $ 37,943,149

OPERATING EXPENSES:
   Cost of goods sold                                            34,508,476        22,184,532
   Salaries, wages and related taxes                             11,383,560         7,702,284
   Selling, general and administrative expenses                  11,464,808         6,922,185
   Depreciation and amortization                                    446,647           353,869
   Impairment of goodwill                                         2,465,858                --
                                                               ------------      ------------
            Total operating expenses                             60,269,349        37,162,870
                                                               ------------      ------------

            Income (loss) from operations                        (6,446,240)          780,279

OTHER INCOME (EXPENSE):
   Gain on sale of business                                              --           210,348
   Settlement proceeds                                                   --            73,521
   Other income, net                                                126,294            10,014
   Interest expense, net                                           (426,354)         (492,425)
   Financing expenses                                              (141,677)          (66,610)
                                                               ------------      ------------
            Total other income (expense)                           (441,737)         (265,152)
                                                               ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                             (6,887,977)          515,127

                  INCOME TAX BENEFIT (EXPENSE)                       94,644          (178,623)
                                                               ------------      ------------

                  INCOME (LOSS) FROM CONTINUING OPERATIONS       (6,793,333)          336,504

DISCONTINUED OPERATIONS (NET OF TAXES):
    Pharmacy components (including gains on disposal
      of $214,574 in 2002)                                         (399,494)          (40,669)
    Rx-Pro software                                              (2,752,201)          (39,755)
                                                               ------------      ------------
            Loss from discontinued operations, net               (3,151,695)          (80,424)
                                                               ------------      ------------

NET INCOME (LOSS)                                              $ (9,945,028)     $    256,080
                                                               ============      ============

NET INCOME (LOSS) PER COMMON SHARE - basic and diluted:
    Continuing operations                                      $      (0.19)     $       0.01
    Discontinued operations                                    $      (0.09)     $         --
                                                               ------------      ------------
    Net income (loss)                                          $      (0.28)     $       0.01
                                                               ============      ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                         Retained                        Total
                              Preferred Stock         Common Stock        Additional     Earnings                     Stockholders'
                           ---------------------  ---------------------    Paid-in     (Accumulated      Deferred        Equity
                             Shares      Amount     Shares      Amount     Capital        Deficit)     Compensation     (Deficit)
                           ----------   --------  ----------   --------   ----------   ------------    ------------   -------------
BALANCES, June 30, 2000     3,024,581   $  3,025   4,508,551   $    451   $6,063,792   $    133,003    $   (161,300)  $   6,038,971

Issuance of common stock
 in connection with
 business acquired (net
 of 260,000 shares held
 back)                             --         --   1,190,000        119    1,744,391             --              --       1,744,510

Deferred compensation in
 connection with
 restricted stock awards,
 net of forfeitures                --         --      21,000          2        7,871             --          (7,873)             --

Deferred compensation
 in connection with
 stock options                     --         --          --         --      126,000             --        (126,000)             --

Amortization of
 deferred compensation             --         --          --         --           --             --         153,887         153,887

Net income                         --         --          --         --           --        256,080              --         256,080
                           ----------   --------  ----------   --------   ----------   ------------    ------------   -------------
BALANCES, June 30, 2001     3,024,581      3,025   5,719,551        572    7,942,054        389,083        (141,286)      8,193,448

Conversions of
 preferred stock             (411,083)      (411)  4,110,830        411           --             --              --              --


Issuance of common stock
 in connection with
 business acquired                 --         --     260,000         26          (26)            --              --              --

Deferred compensation
 in connection with
 restricted stock awards,
 net of forfeitures                --         --      15,000          2        7,198             --          (7,200)             --

Amortization of deferred
 compensation, net of
 forfeitures                       --         --          --         --      (60,100)            --         131,558          71,458

Net loss                           --         --          --         --           --     (9,945,028)             --      (9,945,028)
                           ----------   --------  ----------   --------   ----------   ------------    ------------   -------------
BALANCES, June 30, 2002     2,613,498   $  2,614  10,105,381   $  1,011   $7,889,126   $ (9,555,945)   $    (16,928)  $  (1,680,122)
                           ==========   ========  ==========   ========   ==========   ============    ============   =============


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED JUNE 30,
                                                                                          ------------------------------
                                                                                              2002              2001
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                      $ (9,945,028)     $    256,080
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                                                            473,555           401,265
      Amortization and write off of debt issuance costs                                        141,677            66,620
      Amortization of deferred compensation                                                     71,458           153,887
      Impairment of property and equipment                                                      84,160                --
      Write-down of capitalized software costs                                               2,595,740                --
      Impairment and write-off of goodwill                                                   2,600,488                --
      Gain on sale of business                                                                      --          (210,348)
      Gain on disposal of discontinued pharmacy components                                    (214,574)               --
      Deferred income taxes                                                                    331,756          (327,046)
   Changes in operating assets and liabilities, net of effect of businesses acquired:
      Trade accounts receivable                                                              2,741,529        (4,975,241)
      Refundable income taxes                                                                 (296,547)               --
      Inventories                                                                            1,385,793          (652,750)
      Prepaid expenses and other                                                              (187,995)          (96,434)
      Other assets                                                                             (10,874)           17,414
      Trade accounts payable                                                                 1,699,230         3,177,093
      Accrued liabilities                                                                       85,759           606,983
      Income taxes payable                                                                    (400,408)          400,808
                                                                                          ------------      ------------
                   Net cash provided by (used in) operating activities                       1,155,719        (1,181,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (324,635)         (302,491)
   Increase in software costs                                                                 (136,216)         (237,159)
   Consideration paid for businesses acquired                                                       --        (4,187,000)
   Payments in connection with business acquisitions and disposition                                --          (399,657)
   Proceeds from sale of businesses                                                            845,000           900,000
   Cash in acquired businesses                                                                      --           283,292
                                                                                          ------------      ------------
                   Net cash provided by (used in) investing activities                         384,149        (3,943,015)

                  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long-term debt                                           19,248,613         9,508,677
   Repayments of notes payable and long-term debt                                          (21,921,466)       (3,679,945)
   Repayment of capital lease obligation                                                       (24,453)               --
   Deferred financing costs                                                                         --           (28,071)
                                                                                          ------------      ------------
                                             Net cash provided by (used in) financing       (2,697,306)        5,800,661
                                                                                          ------------      ------------
                           activities

                  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,157,438)          675,977


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PARK PHARMACY CORPORATION

                                                                                      YEAR ENDED JUNE 30,
                                                                                 ------------------------------
                                                                                     2002              2001
                                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, beginning of year                                        1,611,923           935,946
                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                                           $    454,485      $  1,611,923
                                                                                 ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                                    $    410,200      $    433,100
                                                                                 ============      ============
     Income taxes                                                                $    289,200      $     78,800
                                                                                 ============      ============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
   Business acquired through issuance of common stock                            $         --      $  1,744,510
   Capital lease obligations incurred in connection with equipment purchases     $    330,868      $         --
   Long-term debt issued in connection with vehicle purchase                     $         --      $     35,357
   Write-off of fully depreciated property and equipment                         $    226,026      $         --
   Deferred compensation in connection with restricted stock awards              $      7,200      $      7,873
   Deferred compensation in connection with stock options                        $    (60,100)     $    126,000

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) - Principles of Consolidation and Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     As more fully described in Note 5, during fiscal year 2002, the Company closed some of its pharmacy locations and suspended the development of its Internet-based pharmaceutical care information system (the "Rx-Pro software"). The operating results related to these activities have been reported as discontinued operations in the accompanying consolidated financial statements.

     (b) - Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and those differences could be material. Significant estimates made by the Company include the net realizable value of third-party receivables, the carrying amounts and economic lives of goodwill and other intangible assets and software costs, and the amounts recorded to reflect the potential liabilities associated with certain contingencies.

     (c) - Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these items. The carrying amounts of the Company's bank borrowings approximate fair value because the interest rate changes with market interest rates and the borrowings are similar to other credit arrangements currently available to the Company.

     (d) - Cash and Cash Equivalents
     The Company considers short-term highly liquid investments with maturities of three months or less to be cash equivalents.

     (e) - Revenue Recognition
     (i) Product sales and other revenue are reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from healthcare services is recognized at the time

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     services are provided. Revenue from wholesale product sales is recognized at the time of shipment.
     (ii) The Company acts as an agent for the sale of certain pharmaceutical products. A member pharmacy, and not the Company, is responsible for the fulfillment of customer purchases, and the Company does not have risks and rewards as principal in these sales transactions. Revenue consists primarily of processing fees representing the amount billed to a customer, less the amount paid to a supplier. The net revenue from these sales is recognized as transactions occur. The Company, however, records the gross amounts of receivables and payables related to these transactions because the Company assumes credit risk for the amount billed to the customer and is responsible for paying the member pharmacy.

     A portion of the Company's revenue is derived from governmental assistance programs, such as Medicare and Medicaid. Governmental programs pay for healthcare costs based on fee schedules and rates that are determined by the related governmental agency. Medicare and Medicaid combined accounted for approximately 12% and 13% of consolidated revenue for the years ended June 30, 2002 and 2001, respectively.

     (f) - Inventory
     Inventory consists principally of finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market.

     (g) - Property and Equipment
     Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives, generally five to seven years, of the underlying assets. Leasehold improvements are depreciated over the expected terms of the underlying leases. Depreciation expense for the years ended June 30, 2002 and 2001 was approximately $241,000 and $150,200, respectively. The costs of repairs and maintenance are expensed as incurred.

     The Company periodically reviews the carrying amount of property and equipment for impairment. During fiscal year 2002, the Company determined that expected future cash flows of certain pharmacy equipment did not exceed its carrying amount and recorded a loss of approximately $84,200 (included in other income, net).

     (h) - Software Costs
     The Company accounts for costs incurred in connection with internally developed software or software purchased for internal use in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalized eligible costs, primarily the direct cost of obtaining software and payroll-related costs, incurred in connection with its development of an Internet-based pharmaceutical care information system (the "Rx-Pro software").

     In December 2001, the Company determined that a significant market for Internet-based healthcare systems may not emerge and it was necessary to suspend the development of the Rx-Pro software. At that time, management committed to a plan for sale of the RX-Pro software and the Company wrote down the software to its estimated fair value of $100,000 (based primarily on discussions with potential buyers). As a result, the Company recorded a loss of $2,495,740, included in discontinued operations. Based on the subsequent inability to complete a sale, management determined it was necessary to revise its estimate of fair value. Accordingly, the Company wrote down the carrying amount of this asset to an estimated fair

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     value of $0 as of June 30, 2002 and recorded an additional loss of $100,000, included in discontinued operations.

     (i) - Goodwill
     Goodwill represents excess of cost over the fair value of net assets of acquired businesses and is amortized on a straight-line basis over estimated lives of five to 20 years. Amortization expense in connection with goodwill was approximately $232,500 and $251,100 for the years ended June 30, 2002 and 2001, respectively.

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment of possible impairment is based on an evaluation of undiscounted expected future cash flows. If total future cash flows are less than the asset carrying amount, the Company reduces the asset to its estimated fair value and recognizes an impairment loss. During fiscal year 2002, the Company wrote down the carrying amount of goodwill and recorded a loss of approximately $2,600,500 ($134,600 included in discontinued operations).

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS"), Business Combinations. This statement supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. The adoption of SFAS 141 had no impact on the Company's consolidated financial statements.

     Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB No. 17, Intangible Assets. This statement establishes new accounting and reporting standards for acquired goodwill and other intangible assets subsequent to their initial recognition. Under SFAS 142, goodwill and other intangible assets with indefinite lives are no longer amortized, rather they will be subject to a periodic impairment test based on their fair value. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. The Company is required to adopt SFAS 142 on July 1, 2002 and will cease amortization of goodwill at that time. This accounting standard includes provisions upon adoption for the reclassification of certain intangibles out of previously reported goodwill and reassessment of the useful lives of existing recognized intangibles. In addition, SFAS 142 requires that the Company perform a transitional impairment evaluation of all goodwill and other intangible assets, in accordance with the provisions of this accounting standard, with in the first six months of adoption. The Company is currently evaluating the impact of adopting this standard and currently cannot estimate the effect on the Company's consolidated financial statements beyond discontinuing amortization.

     (j) - Advertising Costs
     Advertising costs are expensed as incurred. Total advertising expenses were approximately $190,200 and $156,700 in fiscal years 2002 and 2001, respectively.

     (k) - Income Taxes
     The Company accounts for income taxes using the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates and laws which will be in effect for the year in which the differences

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

     (l) - Per Share Data
     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

     (m) - Stock-Based Compensation
     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 allow companies to continue to follow the intrinsic-value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and requires disclosure of the pro forma effects on net income and earnings per share had the fair value of the employee stock options granted been expensed as prescribed by SFAS 123. The Company has elected to continue to use APB 25 and related interpretations in accounting for its employee stock options. For awards that generate compensation expense as defined under APB 25, the Company recognizes the expense over the vesting period of the award (see
     Note 10).

     (n) - Recently Issued Accounting Pronouncements
     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and amends the provisions of APB No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to broaden the presentation of discontinued operations in the statement of operations to include all components of an entity (rather than a segment of a business) with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 retains many of the same provisions of SFAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and
     (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001 applied prospectively. The Company elected to adopt this new accounting pronouncement early, as permitted, on December 31, 2001. The primary effect of adopting SFAS 144 was that the operations of the Raven's, Compass and Medicine Man - Dickinson pharmacies and the Rx-Pro software were accounted for as discontinued operations (see Note 5).

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires gains and losses from extinguishments of debt to be classified as an extraordinary item if they meet the criteria in APB 30. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this standard will have a material impact on the Company's consolidated financial statements.

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and reporting for exit and disposal activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is currently evaluating the impact of adopting this standard, which is effective for periods beginning after December 31, 2002 applied prospectively, and does not expect it to have a significant impact on its consolidated financial statements.

3.   LIQUIDITY

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, at June 30, 2002 the Company's current liabilities exceeded current assets by approximately $5,210,000, total liabilities exceeded total assets by approximately $1,680,000 and a net loss of approximately $9,945,000 was incurred for the year ended June 30, 2002. Included in current liabilities was approximately $5,500,000 relating to the Company's bank credit facility (see Note 7) and approximately $6,000,000 in past due trade payables to the Company's primary inventory supplier. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. During fiscal 2002, available borrowings under the Company's revolving line of credit were gradually reduced to $2,400,000 from $7,000,000 and the maturity of the term loan component of the credit facility was accelerated. All borrowings under the Company's credit facility were to have matured on September 30, 2002. However, on August 31, 2002, the Company failed to make a payment required under its loan agreement with the bank and is currently in default. The Company is currently negotiating with the bank to restructure its loan and has made attempts to refinance the debt with another lender.

     Also, in February 2002, the Company's principal supplier suspended its extension of credit for inventory purchases. Currently, the Company purchases its inventory on a cash-on-delivery basis. The Company has made arrangements with the supplier and makes monthly progress payments on the past due amounts.

     The collection cycle of the Company's Infusion segment sales transactions has proved to be considerably longer than initially anticipated. Delays in reimbursement payments from certain large insurance companies have had an adverse impact on the Company's cash flows. As a result, the Company increased its reserve for bad debt expense and recorded a charge of approximately $2,500,000 for infusion sales deemed to be uncollectible during the year ended June 30, 2002.

     All these conditions indicate that the Company may not be able to generate sufficient cash flow necessary for it to sustain continued operations and pay obligations as they come due.

     Management's plans with regard to these factors include the following:

          o Negotiating the refinancing or restructuring of the bank credit facility and extending its maturity for a reasonable period of time.

          o Negotiating with the principal supplier to maintain its forbearance on demanding repayment of past due trade payables.

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          o Restructuring of the Company's billing and collections practices to improve cash flows realized from infusion sales and continuing efforts to collect significantly aged accounts.

          o Eliminating non-essential general and administrative expenses in order to effect strategic cost reductions.

          o Divesting of business units unable to meet established profitability goals.

     The Company will be unable to continue operating if it cannot adequately finance its inventory purchases. There can be no assurance that the principal supplier will not take actions to collect past due amounts or that it will continue to supply inventory to the Company. In addition, there can be no assurance that the Company will be able to refinance its indebtedness to the bank, or otherwise generate sufficient cash flows to satisfy the obligation. Should the Company be unable to refinance or restructure the bank debt and the bank pursues available remedies, it may be forced to seek protection under federal bankruptcy laws. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of a possible bankruptcy proceeding. In particular, the consolidated financial statements do not purport to show
     (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amount that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.

4.   BUSINESS COMBINATIONS

     Business combinations have been accounted for using the purchase method of accounting. The results of operations of the acquired businesses have been included in the consolidated financial statements from their respective dates of acquisition. Net assets of the businesses acquired are recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheet.

     YEAR ENDED JUNE 30, 2001

     Park Infusion Services, L.P.
     Effective August 1, 2000, the Company acquired the ongoing operations of three infusion therapy pharmacies ("Park Infusion") from subsidiaries of Amedisys, Inc. In the transaction, the Company acquired all tangible and intangible assets, except for cash and accounts receivable, for cash consideration of $1,750,000. The Company also incurred approximately $163,000 in related acquisition costs. The Company recognized goodwill of approximately $1,593,300, which is being amortized over a twenty-year period. Park Infusion operates alternate-site treatment locations in Dallas and San Antonio, Texas, and until April 1, 2001, St. Petersburg, Florida (see Note 5).

     MJN Enterprises, Inc.
     Effective November 11, 2000, the Company acquired all the outstanding common stock of MJN Enterprises, Inc., d/b/a Total Health Care ("Total Health Care"). In connection with this acquisition, the Company paid cash consideration of $1,150,000 and agreed to issue 1,450,000 shares of the Company's

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     common stock with an estimated fair value, based on the quoted market price of the stock, of approximately $1,744,500. The shares were subject to a hold-back of 260,000 shares for satisfaction of potential indemnification claims against the former owner of Total Health Care. The Company also incurred related acquisition costs of approximately $44,500. The Company recognized goodwill of approximately $2,529,600, which was being amortized over a twenty-year period.

     Compass Healthcare
     Effective March 1, 2001, the Company acquired the Dallas office operations and assets, primarily inventory, of Compass Healthcare ("Compass") for cash consideration of approximately $158,000. The Company recognized goodwill of approximately $128,000, which was being amortized over a twenty-year period. Compass was a retail pharmacy operation located at Medical City Hospital of Dallas and dealt exclusively in the sale of therapeutic compression garments and supplies. In July 2001, Compass was unable to renew its lease and its assets were relocated to the Dougherty's Pharmacy location (see Note 5).

     Park - Medicine Man, L.P.
     Effective June 1, 2001, the Company acquired the operations of Medicine Man, Inc. ("Medicine Man"), a debtor in possession in Case No. 00-80112-G3-11 filed in the United States Bankruptcy Court for the Southern District of Texas, Galveston Division, for cash consideration of approximately $1,129,000 and incurred approximately $89,800 in related acquisition costs. Upon acquiring Medicine Man, the Company had recognized fair value of net assets acquired in excess of cost ("negative goodwill") of $399,700. The Company completed its allocation of the purchase price to the fair value of the net assets acquired during fiscal year 2002 and there was no remaining amount assigned to negative goodwill as of June 30, 2002. The acquired business operations of Medicine Man consist of four retail pharmacies located near Houston, Texas. One of the pharmacies was sold in fiscal year 2002 (see Note 5).

     The following unaudited pro forma summary presents consolidated results of operations for the Company as if these acquisitions had occurred at the beginning of the fiscal year ended June 30, 2001. The pro forma information does not include the operating results of Compass because the effect of this acquisition was not significant to the Company's consolidated financial statements.

                                                                           2001
                                                                       ------------
           Revenues, net                                               $ 52,904,000
                                                                       ============

           Income from continuing operations                           $    463,000
                                                                       ============

           Income from continuing operations per common share -
             basic and diluted                                         $        .01
                                                                       ============

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

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   DISPOSITIONS AND DISCONTINUED OPERATIONS

     YEAR ENDED JUNE 30, 2001

     Park Infusion - St. Petersburg

     Effective April 1, 2001, the Company sold the operations and certain assets of Park Infusion's St. Petersburg, Florida location to Option Care Enterprises, Inc. ("Option Care") for initial cash consideration of $900,000 and additional consideration, which was subsequently received from Option Care, of $380,000. In the year ended June 30, 2001, the Company recognized a gain of $210,348 from the sale of this business.

     YEAR ENDED JUNE 30, 2002

     Compass
     In July 2001, the Company closed the Compass pharmacy and its assets were relocated to the Dougherty's pharmacy (see Note 4). Accordingly, the Company recorded a loss of approximately $124,400 in connection with the write-off of unamortized goodwill, which is included in impairment of goodwill in the accompanying consolidated statements of operations.

     Pharmacy Components
     In December 2001, the Company closed its Raven's and Medicine Man - Dickinson pharmacy locations. In connection with these closures, the Company recorded a gain on disposal of approximately $214,600, representing proceeds of $465,000 received from the sale of customer prescription lists reduced by the carrying amount of the net assets disposed and closure costs incurred of approximately $250,400. The gain on disposal of Raven's and Medicine Man - Dickinson and results of operations of these locations are included in discontinued operations in the accompanying consolidated statements of operations.

     Rx-Pro Software
     In December 2001, the Company suspended the development and held for sale an Internet-based pharmaceutical care information system. The Company wrote down capitalized software costs to their estimated fair value and recorded a loss of approximately $2,595,700 (see Note 2(h)). The Company also recorded a loss of approximately $134,600 in connection with the write-off of unamortized goodwill. These losses and the results of operations of the Rx-Pro software are included in discontinued operations in the accompanying consolidated statements of operations.

     Summarized information of discontinued operations was as follows:

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Year Ended June 30,
                                                                   ------------------------------
                                                                       2002              2001
                                                                   ------------      ------------
         Revenues:
             Pharmacy components                                   $  3,346,003      $  5,174,828
             Rx-Pro software                                                 --                --
                                                                   ------------      ------------

               Total revenues                                      $  3,346,003      $  5,174,828
                                                                   ============      ============

         Income (loss) from discontinued operations:
             Pharmacy components, net of income tax expense of
               $26,000 in 2002 and benefit of $26,000 in 2001      $   (614,068)     $    (40,669)

             Rx-Pro software, no tax effect                          (2,752,201)          (39,755)
             Gain on disposal of pharmacy components, no tax
               effect                                                   214,574                --
                                                                   ------------      ------------

               Loss from discontinued operations, net              $ (3,151,695)     $    (80,424)
                                                                   ============      ============

6.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2002 consisted of the following:

     Furniture, fixtures and equipment                              $  1,217,722
     Computer equipment                                                  504,104
     Leasehold improvements                                              802,850
     Vehicles                                                            195,706
                                                                    ------------
                                                                       2,720,382
               Less accumulated depreciation and amortization         (1,224,754)
                                                                    ------------
                                                                    $  1,495,628
                                                                    ============

     The Company leases certain pharmacy and office equipment under capital lease agreements. Equipment under capital leases included in property and equipment at June 30, 2002 was approximately $246,700 and had accumulated amortization of approximately $23,400.

7.   DEBT

     Short-term-borrowings at June 30, 2002 consisted of the following:

     Revolving line of credit payable to a bank - interest payable monthly at prime plus 4% (9.75% at June 30, 2002); due September 30, 2002;
      collateralized by substantially all the assets of the Company. (See
      discussion below.)                                                          $ 2,181,333

     Acquisition note payable to a bank - monthly principal payments of $69,154, plus interest at prime plus 4% (9.75% at June 30, 2002); due September 30,
      2002; collateralized by substantially all the assets of the Company. (See
      discussion below.)                                                            3,319,369

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Notes payable to a finance company - monthly principal and interest payments of $21,390, average interest at 5.35%; due January 2003;
      collateralized by insurance coverage                                            141,724
                                                                                  -----------
                                                                                  $ 5,642,426
                                                                                  ===========

     Long-term debt at June 30, 2002 consisted of the following:

     Note payable to a bank - monthly principal and interest payments of
      $1,129; 9% interest rate; matures April 15, 2004; collateralized by
      an automobile                                                               $    22,654

     Capital lease obligations - total monthly principal and interest
      payments of $948; approximate 5.8% interest rate                                 36,097
                                                                                  -----------
                                                                                       58,751
     Less current portion                                                             (20,345)
                                                                                  -----------
                                                                                  $    38,406
                                                                                  ===========

     Credit Facility
     On April 2, 2002, the Company renewed its credit facility with the Bank of Texas, N.A. (the "Bank"). The credit facility consisted of a $2,400,000 revolving line of credit note (the "Revolver") and a $4,129,210 term loan (the "Acquisition Note"). The credit facility bears interest at the prime rate plus 4% and is collateralized by substantially all the assets of the Company.

     The credit facility is subject to an asset-related borrowing base and requires the Company to maintain certain financial covenants including current ratio, debt to collateral ratio and debt service and funded senior debt coverage limitations, as defined. The Company was not in compliance with certain of these debt covenant requirements at June 30, 2002.

     The credit facility also contains non-financial covenants, that among other things, limit the Company's ability to incur additional liens and indebtedness, acquire or dispose of assets, merge or consolidate with other entities, make distributions or pay dividends to its stockholders, purchase or redeem its capital stock and change senior management.

     On July 10, 2002, the Company obtained a renewal and extension of the credit facility which had matured on June 30, 2002. The revised credit facility is due September 30, 2002, bears interest at the prime rate plus 7% and limits total borrowings to $5,778,831.

     Loan Default
     The Company failed to make a scheduled payment of principal and interest on August 31, 2002, as required under its loan agreement with the Bank, and is currently in default.

     Maturities of Long-Term Debt
     Aggregate maturities of the Company's long-term debt obligations at June 30, 2002 were as follows:

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      Year ended June 30,
                      -------------------
                             2003                               $  20,345
                             2004                                  19,357
                             2005                                   9,705
                             2006                                   9,344
                                                                ---------
                                                                $  58,751
                                                                =========


     Capital Lease Obligation
     Pharmacy equipment totaling approximately $294,000 was acquired under a capital lease agreement during fiscal year 2002. In August 2002, the Company sold the equipment and the lease agreement was terminated.

8.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The significant components of the Company's deferred tax assets and liabilities at June 30, 2002 were as follows:

         Deferred tax assets:
             Allowance for doubtful accounts                                          $  1,214,800
             Capitalized inventory costs                                                    18,800
             Accrued expenses, reserves and other                                          256,200
             Deferred compensation                                                          26,700
             Net operating loss carryforwards                                              655,700
                                                                                      ------------
                            Total deferred tax assets                                    2,172,200
                                                                                      ------------

         Deferred tax liabilities:
             Property and equipment depreciation                                           (69,500)
             Other                                                                         (14,400)
                                                                                      ------------
                            Total deferred tax liabilities                                 (83,900)
                                                                                      ------------
                            Net deferred tax asset                                       2,088,300
             Valuation allowance                                                        (2,088,300)
                                                                                      ------------
                            Net deferred taxes                                        $         --
                                                                                      ============

     The net change in the valuation allowance for deferred tax assets during the year ended June 30, 2002 was $2,088,300.

     At June 30, 2002, the Company had available NOL carryforwards of approximately $2,838,000, which may be used to reduce future taxable income and begin to expire in fiscal year 2003 through 2022. NOLs related to businesses acquired of approximately $1,177,000 are subject to certain annual limitations.

     Income tax expense (benefit) related to continuing operations consisted of the following:

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     YEAR ENDED JUNE 30,
                                                               ------------------------------
                                                                   2002              2001
                                                               ------------      ------------
         Current tax (benefit) expense:
             Federal                                           $   (400,400)     $    358,219
             State                                                       --           121,450
                                                               ------------      ------------
                              Total current                        (400,400)          479,669
                                                               ------------      ------------

         Deferred tax (benefit) expense:
             Federal                                                277,215          (271,480)
             State                                                   28,541           (29,566)
                                                               ------------      ------------
                              Total deferred                        305,756          (301,046)
                                                               ------------      ------------
                              Income tax (benefit) expense     $    (94,644)     $    178,623
                                                               ============      ============

     The differences between income tax expense (benefit) at the federal statutory rate and the Company's effective tax rate were as follows:

                                                          YEAR ENDED JUNE 30,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
Federal statutory rate                                        34%            34%
State taxes                                                   --%            20%
Non-deductible goodwill amortization and impairment           12%            15%
Net operating loss carryforwards                             (47)%          (25)%
Other                                                         --%            (9)%
                                                        --------       --------
Effective tax rate                                            (1)%           35%
                                                        ========       ========

9.   COMMITMENTS AND CONTINGENCIES

     Operating Leases
     The Company's pharmacy, wholesale distribution and corporate office facilities and certain pharmacy equipment are leased under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $987,000 and $725,000 for the years ended June 30, 2002 and 2001, respectively.

     Future minimum lease payments under non-cancelable operating leases are as follows:

                      Year ended June 30,
                      -------------------
                             2003                               $    974,000
                             2004                                    770,000
                             2005                                    481,000
                             2006                                    370,000
                             2007                                     89,000
                          Thereafter                                  22,000
                                                                ------------
                                                                $  2,706,000
                                                                ============

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Employment Agreements
     An employment agreement with the Company's president and chief operating officer requires the issuance of non-qualified stock options to acquire 3,000,000 shares of the Company's common stock under the 2000 Plan. At June 30, 2002, 1,000,000 of these options have been issued. Issuance of the remaining stock options will be subject to further review by the Company's compensation committee. These stock options are issued with an exercise price equal the quoted market price of the Company's common stock on the date of grant, and are exercisable over five years.

     The Company has encountered claims from former employees related to employment agreements in connection with termination of employment. The Company has accrued an estimate of costs to defend and settle these claims.

     Drug Enforcement Administration Investigation
     The Company is subject to an investigation by the Drug Enforcement Agency ("DEA") arising out of the diversion of medications from the Company's Total Health Care pharmacy. Results of the DEA's investigation allege various violations of the Controlled Substance Act and propose that the Company pay a fine of approximately $400,000. The Company has proposed to settle this matter by paying $10,000 to the DEA. A meeting is scheduled with the DEA in October 2002 to attempt to settle this matter. As of June 30, 2002, the Company has accrued $100,000 in connection with the potential fine and legal costs associated with this matter.

     General
     The Company is subject to claims and legal actions which may arise in the ordinary course of business. The Company is not aware of any matters that may have a material impact on its consolidated financial position or results of operations, other than those items described above.

10.  STOCKHOLDERS' EQUITY

     Preferred Stock
     The Company has authorized 250,000,000 shares of preferred stock, which may be issued in series with rights and preferences as designated by the Company's board of directors.

     Series A Preferred Stock
     The Company has designated 5,000,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of the Company's common stock. The Series A Preferred Stock does not carry a dividend, and includes a preference in the event of involuntary liquidation in the amount of $10 per share. During fiscal year 2002, 411,083 shares of the Company's Series A Preferred Stock were converted into 4,110,830 shares of common stock.

     Restricted Stock Awards
     The Company awarded 15,000 and 21,000 shares of restricted common stock to certain employees in fiscal years 2002 and 2001, respectively. These shares are nontransferable and subject to forfeiture in the event employment is terminated within an eighteen-month vesting period. The estimated fair value of shares awarded in fiscal years 2002 and 2001 of $7,200 and $14,000, respectively, was recorded as deferred compensation. Compensation expense is amortized over the vesting period. The Company recognized related compensation expense of $41,458 and $126,887 during fiscal years 2002 and 2001, respectively.

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock Option Plan
     Effective September 19, 2000, the Company's Board of Directors and the stockholders adopted the Company's 2000 Stock Option Plan (the "2000 Plan"), whereby the Company may grant incentive or non-qualified stock options to purchase up to 8,659,465 shares of the Company's common stock, with a maximum number of incentive options limited to 4,000,000 shares.

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

     Options granted during fiscal year 2002 were issued with an exercise price equal to, or in excess of, the quoted market price of the Company's common stock on the date of grant, most options vest over a four to five year period and expire, if unexercised, twelve months following the final vesting date. 1,200,000 options granted during fiscal year 2002 vested immediately. All options granted during fiscal year 2001 were issued with an exercise price of $0.75, most options vest over a three to four year period and expire, if unexercised, twelve months following the final vesting date. 195,000 options granted during fiscal year 2001 vested immediately.

     A summary of the stock options transactions is as follows:

                                                       Weighted
                                                        Average
                                        Number of      Exercise
                                         Options        Price
                                       -----------     --------
              Balance, June 30, 2000            --     $     --
                 Granted                 5,836,832     $   0.75
                 Exercised                      --     $     --
                 Canceled or expired            --     $     --
                                       -----------     --------

              Balance, June 30, 2001     5,836,832     $   0.75
                 Granted                 3,258,000     $   0.46
                 Exercised                      --     $     --
                 Canceled or expired     4,717,500     $   0.74
                                       -----------     --------

              Balance, June 30, 2002     4,377,332     $   0.54
                                       ===========     ========

     The following table summarizes information about options outstanding as of June 30, 2002:

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              Options Outstanding                         Options Exercisable
       ----------------------------------------------------------       ------------------------
                                            Weighted
                                             Average     Weighted                       Weighted
                                            Remaining     Average                        Average
           Range of            Number         Life       Exercise          Number       Exercise
        Exercise Prices      Outstanding     (Years)      Price         Exercisable      Price
       -----------------     -----------    ---------    --------       -----------     --------
       Less than $0.75         2,568,000          3.9    $   0.39         1,563,668          .34
       $0.75                   1,809,332          3.1    $   0.75           983,446          .75
                             -----------    ---------    --------       -----------     --------
                               4,377,332          3.5    $   0.54         2,547,114     $    .50
                             ===========    =========    ========       ===========     ========


     The weighted average fair value at the date of grant of options granted under the Plan were as follows:

                                                                                     Year Ended June 30,
                                                                                    --------------------
                                                                                      2002        2001
                                                                                    --------    --------
         Options with exercise price less than market price                         $     --    $   0.48
                                                                                    ========    ========
         Options with exercise price equal to market price                          $   0.29    $   0.39
                                                                                    ========    ========
         Options with exercise price greater than market price                      $   0.08    $     --
                                                                                    ========    ========

     Stock-Based Compensation and Pro Forma Disclosures
     The Company applies APB 25 and related interpretations in accounting for employee stock options, which requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the grant dates exceeds an option's exercise prices. The Company did not grant any stock options with an exercise price less than the quoted market price of the Company's common stock on the grant date during fiscal year 2002. However, the Company granted stock options with an exercise price less than the quoted market price of the Company's common stock on the grant date in prior years and continues to recognize the remaining compensation expense over the vesting period. In fiscal year 2001, the Company recorded deferred compensation of $126,000 related to the granting of stock options. Compensation expense of $30,000 and $27,000 was recorded during fiscal years 2002 and 2001, respectively, for such grants.

     Under SFAS 123, employee stock options are valued at the date of grant using the Black-Scholes option pricing model, and are amortized to expense over the options' vesting period. Had compensation expense been determined based on the fair value at the grant dates of these options pursuant to the employee compensation provisions of SFAS 123, the Company's net income
     (loss) and income (loss) per share, on a pro forma basis, would have been as follows:

                                                                        2002            2001
                                                                    -------------    ----------
                      Net income (loss):
                         as reported                                $  (9,945,028)   $  256,080
                                                                    =============    ==========
                         Pro forma                                  $ (10,371,873)   $   99,127
                                                                    =============    ==========

                      Net income (loss) per share:
                         as reported - basic and diluted            $       (0.28)   $     0.01
                                                                    =============    ==========
                         Pro forma - basic and diluted              $       (0.29)   $       --
                                                                    =============    ==========

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair values of stock options granted during fiscal years 2002 and 2001 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               2001        2001
                                             --------    --------
                      Volatility                  118%         94%
                      Interest rate              2.25%       3.88%
                      Dividend yield               --%         --%
                      Expected life           2 years     2 years

11.      EARNINGS PER SHARE

     The weighted average share computation includes common stock equivalents for the Company's issued and outstanding Series A Preferred Stock. The weighted average share computation also includes the dilutive effect of employee stock options granted in connection with the 2000 Plan. Outstanding stock options as of June 30, 2002 did not have a dilutive effect because the average market price of the Company's common stock did not exceed the exercise prices of such stock options.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                       YEAR ENDED JUNE 30,
                                                                  ------------------------------
                                                                      2002              2001
                                                                  ------------      ------------
     Numerator:
         Income (loss) from continuing operations                 $ (6,793,333)     $    336,504
                                                                  ------------      ------------

         Loss from discontinued operations                        $ (3,151,695)     $    (80,424)
                                                                  ------------      ------------

         Net income (loss)                                        $ (9,945,028)     $    256,080
                                                                  ============      ============

     Denominator:
     Weighted average common shares:
         Common shares outstanding                                   8,784,037         5,266,949
         Common share equivalents of Series A Preferred Stock       27,251,393        30,245,810
                                                                  ------------      ------------
     Basic weighted average shares                                  36,035,430        35,512,759
         Effect of dilutive securities:
          Employee stock options                                            --            80,723
                                                                  ------------      ------------

     Diluted weighted average common shares                         36,035,430        35,593,482
                                                                  ============      ============

     Income (loss) per share - basic and diluted:
         Continuing operations                                    $      (0.19)     $       0.01
         Discontinued operations                                  $      (0.09)     $         --
                                                                  ------------      ------------
         Net income (loss)                                        $      (0.28)     $       0.01
                                                                  ============      ============

12.  EMPLOYEE BENEFIT PLANS

     Prior to June 30, 2001, the Company maintained two defined contribution plans through its subsidiaries that collectively benefited most full-time employees of the Company and provided for employer matching contributions ranging from 3% to 6% of an employee's annual compensation. These plans were terminated during fiscal year 2001 and the Company adopted a new retirement savings plan (the "Plan")

                            PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     effective July 2, 2001. Under the Plan, the Company matches 25% of every dollar contributed by employees, up to a maximum of 4% of the employee's annual compensation. Company matching contributions to the plans were approximately $33,800 and $42,200 in fiscal years 2002 and 2001, respectively.

13.  CONCENTRATIONS OF CREDIT RISK

     Accounts receivable consists primarily of amounts receivable from third-party payment providers (insurance companies and governmental agencies) under various medical reimbursement programs. Certain third-party receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. Accounts receivable from Medicare and Medicaid combined were approximately 12% of total accounts receivable at June 30, 2002. Concentrations of credit risk associated with individual customer accounts receivable are considered minimal due to the Company's diverse customer base.

     The Company does not generally require collateral in connection with credit sales to its customers. Management periodically evaluates the creditworthiness of the Company's customers and believes the allowance for doubtful accounts is adequate.

     Sales derived from Medicaid accounted for approximately 8% and 10% of consolidated revenue during the years ended June 30, 2002 and 2001, respectively. No other single customer or third-party payor accounted for more than 10% of the Company's consolidated revenue during the years ended June 30, 2002 and 2001.

14.  BUSINESS SEGMENT INFORMATION

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

     The accompanying segment information does not include the operating results and assets of the Online Services segment which in prior years was comprised entirely of the operations of the Company's wholly-owned subsidiary Rx-Pro.Com, Inc. ("RX-Pro"). The operating results and assets of the prescription management services currently offered through Rx-Pro are included in Other.

     Management evaluates the performance of its operating segments based on segment earnings, which is defined as income before income taxes, interest and financing expense, depreciation and amortization.

                           PARK PHARMACY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Summarized segment information is as follows:

                                                                       YEAR ENDED JUNE 30,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
       Segment Revenues:
           Pharmacy                                              $ 37,844,900      $ 22,313,800
           Infusion                                                12,620,200        11,820,300
           Non-drug                                                 3,235,200         3,635,200
           Other                                                      122,800           173,800
                                                                 ------------      ------------
                 Total segment revenues                          $ 53,823,100      $ 37,943,100
                                                                 ============      ============

       Segment Earnings (Loss):
           Pharmacy                                          (a) $ (2,774,500)     $  1,086,900
           Infusion                                                  (503,300)        2,459,700
           Non-drug                                                   (67,900)          165,100
           Other                                                     (287,700)         (168,000)
                                                                 ------------      ------------
                 Total segment earnings (loss)                     (3,633,400)        3,543,700
                                                                 ------------      ------------

       Corporate expenses                                          (2,240,000)       (2,115,700)
       Interest and financing expense, net                           (568,000)         (559,000)
       Depreciation and amortization                                 (446,600)         (353,900)
                                                                 ------------      ------------

       Income (loss) before income taxes                         $ (6,888,000)     $    515,100
                                                                 ============      ============

       Segment Depreciation and Amortization:
           Pharmacy                                              $    215,900      $    157,800
           Infusion                                                    96,400            94,800
           Non-drug                                                    75,700            74,600
           Other                                                       19,600             5,900
                                                                 ------------      ------------
                 Total segment depreciation and amortization          407,600           333,100
                                                                 ------------      ------------

       Corporate                                                       39,000            20,800
                                                                 ------------      ------------
                 Total depreciation and amortization             $    446,600      $    353,900
                                                                 ============      ============

(a) Included in the loss of the Pharmacy segment for the year end June 30, 2002 is approximately $2,465,800 related to impairment of goodwill associated with the Company's Total Health Care and Compass pharmacies.

       Segment Assets:
           Pharmacy                                       $  6,017,500
           Infusion                                          3,700,700
           Non-drug                                            573,700
           Other                                               469,300
                                                          ------------
                 Total segment assets                       10,761,200
                                                          ------------

       Corporate                                               648,500
       Goodwill and other intangible assets, net             2,035,800
                                                          ------------
                 Total assets                             $ 13,445,500
                                                          ============

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
99.1     CEO Certification of Periodic Financial Reports Pursuant to 18 U.S.C.
         Section 1350*

99.2     CFO Certification of Periodic Financial Reports Pursuant to 18 U.S.C.
         Section 1350*

* Filed herewith