Form 10QSB
period 2002-09-30
PARK PHARMACY CORP
filed 2002-11-21
CIK 798539

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2002

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

                        Commission File Number 000-15379


                            PARK PHARMACY CORPORATION
             (Exact name of registrant as specified in its charter)


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


                                 (972) 860-0200
                                 --------------
               Registrant's telephone number, including area code


      Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
               Exchange Act of 1934 during the preceding 12 months
         (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]                No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           10,105,381 shares of common stock as of November 19, 2002.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                        Page
Item 1.           Financial Statements
                  Consolidated balance sheet (unaudited) - September 30, 2002............................2

                  Consolidated statements of operations (unaudited) - three ended
                  September 30, 2002 and 2001............................................................3

                  Consolidated statements of cash flows (unaudited) - three
                  months ended September 30, 2002 and 2001...............................................4

                  Notes to consolidated financial statements.............................................5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk............................15

Item 4.           Controls and Procedures...............................................................15


                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.....................................................................16

Item 2.           Changes in Securities and Use of Proceeds.............................................16

Item 3.           Defaults upon Senior Securities.......................................................16

Item 4.           Submission of Matters to a Vote of Security Holders...................................16

Item 5.           Other Information.....................................................................16

Item 6.           Exhibits and Reports on Form 8-K......................................................16

Signatures..............................................................................................17

Certifications..........................................................................................18

                            PARK PHARMACY CORPORATION




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                   SEPTEMBER 30,      JUNE 30,
                                                                                       2002             2002
                                                                                   -------------    -------------
                                                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $     657,255    $     454,485
   Accounts receivable, net of $3,101,000 and $3,075,000 allowance for doubtful
     accounts at September 30 and June 30, 2002, respectively                          5,601,780        5,968,527
   Refundable income taxes                                                               296,547          296,547
   Inventories                                                                         2,291,627        2,572,214
   Prepaid expenses and other                                                            272,236          378,748
   Net assets of discontinued operations                                                  25,847           55,023
                                                                                   -------------    -------------
                Total current assets                                                   9,145,292        9,725,544

PROPERTY AND EQUIPMENT, net of $1,216,000 accumulated depreciation                     1,203,582        1,495,628

GOODWILL, net of $237,000 accumulated amortization                                     2,035,784        2,035,784

OTHER ASSETS                                                                              36,881           36,787
                                                                                   -------------    -------------

                Total assets                                                       $  12,421,539    $  13,293,743
                                                                                   =============    =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                                $   7,359,916    $   7,292,451
   Accrued liabilities                                                                 1,388,972        1,611,730
   Income taxes payable                                                                   98,800           98,800
   Capital lease obligation                                                                   --          269,707
   Current portion of long-term debt                                                      20,891           20,345
   Revolving line of credit and notes payable                                          5,382,037        5,642,426
                                                                                   -------------    -------------
                Total current liabilities                                             14,250,616       14,935,459


LONG-TERM DEBT, net of current portion                                                    34,961           38,406

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock; $.001 par value; 250,000,000 shares authorized; 2,613,498 shares issued and outstanding (liquidation preference
     of $10 per share, aggregating to $26,134,980)                                         2,614            2,614
   Common stock; $.0001 par value; 750,000,000 shares authorized;
     10,105,381 shares issued and outstanding                                              1,011            1,011
   Additional paid-in capital                                                          7,889,126        7,889,126
   Accumulated deficit                                                                (9,740,919)      (9,555,945)
   Deferred compensation                                                                 (15,870)         (16,928)
                                                                                   -------------    -------------
                Total stockholders' deficit                                           (1,864,038)      (1,680,122)
                                                                                   -------------    -------------
                         Total liabilities and stockholders' deficit               $  12,421,539    $  13,293,743
                                                                                   =============    =============


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.
        THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY
                             THE COMPANY'S AUDITORS.

                            PARK PHARMACY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                    ------------------------------
                                                                        2002              2001
                                                                    -------------    -------------
REVENUES -
   Product sales and other, net                                     $  11,612,904    $  13,696,923

OPERATING EXPENSES:
   Cost of goods sold                                                   7,374,879        8,425,311
   Salaries, wages and related taxes                                    2,427,203        2,586,539
   Selling, general and administrative expenses                         1,736,930        2,185,812
   Depreciation and amortization                                           56,217          113,893
                                                                    -------------    -------------
         Total operating expenses                                      11,595,229       13,311,555

         Income (loss) from operations                                     17,675          385,368

OTHER INCOME (EXPENSE):
   Interest expense, net                                                 (185,041)         (96,801)
   Financing expenses                                                     (25,000)         (17,510)
   Other income, net                                                        8,222            5,489
                                                                    -------------    -------------
         Total other income (expense)                                    (201,819)        (108,822)
                                                                    -------------    -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                         (184,144)         276,546

INCOME TAX EXPENSE                                                             --          (66,000)
                                                                    -------------    -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (184,144)         210,546

DISCONTINUED OPERATIONS (NET OF TAXES):
   Pharmacy components                                                         --         (110,913)
   Rx-Pro (including loss on disposal of $24,000 in 2002)                    (830)         (42,853)
                                                                    -------------    -------------
         Loss from discontinued operations, net                              (830)        (153,766)
                                                                    -------------    -------------

NET INCOME (LOSS)                                                   $    (184,974)   $      56,780
                                                                    =============    =============

NET INCOME PER COMMON SHARE - basic and diluted:
   Continuing operations                                            $       (0.01)   $        0.01
   Discontinued operations                                                     --            (0.01)
                                                                    -------------    -------------
   Net income (loss)                                                $       (0.01)   $          --
                                                                    =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   basic and diluted (Note 4)                                          36,240,361       35,965,361
                                                                    =============    =============



       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.
        THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY
                             THE COMPANY'S AUDITORS.

                            PARK PHARMACY CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                       2002             2001
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $    (184,974)   $      56,780
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                     56,217          117,336
        Amortization of debt issuance costs                                                   --           17,509
        Amortization of deferred compensation                                              1,058           41,400
        Amortization of fair value of net assets acquired in excess of cost                   --           (5,000)
        Loss on disposal of discontinued Rx-Pro operations                                23,957               --
        Deferred income taxes                                                                 --           (5,900)
        Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable, inventories, prepaid expenses and other                   753,846       (1,428,573)
          Accounts payable, accrued liabilities and income taxes payable                (155,293)         948,813
          Net assets of discontinued operations                                           29,176               --
          Other assets                                                                       (94)           5,545
                                                                                   -------------    -------------
                 Net cash provided by (used in) operating activities                     523,893         (252,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (10,592)        (129,097)
    Increase in software costs                                                                --          (69,257)
    Proceeds from sale of business                                                        10,000               --
    Other                                                                                 17,467               --
                                                                                   -------------    -------------
                 Net cash provided by (used in) investing activities                      16,875         (198,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, notes payable and long-term debt           2,075,674        3,407,560
    Repayment of revolving line of credit, notes payable and long-term debt           (2,394,672)      (4,264,162)
    Repayment of capital lease obligation                                                (19,000)              --
                                                                                   -------------    -------------
                 Net cash used in financing activities                                  (337,998)        (856,602)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     202,770       (1,307,046)

CASH AND CASH EQUIVALENTS, beginning of period                                           454,485        1,611,923
                                                                                   -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                           $     657,255    $     304,877
                                                                                   =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                     $     185,000    $      72,700
                                                                                   =============    =============
      Income taxes                                                                 $          --    $     250,000
                                                                                   =============    =============


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.
        THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY
                             THE COMPANY'S AUDITORS.

1.       BASIS OF PRESENTATION AND UNAUDITED INFORMATION

         The balance sheet as of September 30, 2002 and the statements of operations for the three month periods ended September 30, 2002 and 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2002 and the results of its operations for the three months ended September 30, 2002 and 2001.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's most recent financial statements included in its report on Form 10-KSB for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

         Certain reclassifications have been made to conform the prior year financial statements to the September 30, 2002 presentation.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2002, the Company had working capital and stockholders' deficits and the Company incurred a net loss for the three month period ended September 30, 2002. Also, the Company was in default of its primary borrowing arrangement. Should the Company not be able to refinance or restructure this indebtedness and the lender pursues available remedies, the Company may be forced to seek protection under the United States Bankruptcy Act. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       DISPOSITIONS AND DISCONTINUED OPERATIONS

         Rx-Pro

         In September 2002, the Company sold the prescription management services and certain assets of Rx-Pro for cash consideration of $10,000. In connection with this sale, the Company recorded a loss on disposal of approximately $24,000. The loss on disposal of Rx-Pro and the results of its operations are included in discontinued operations in the accompanying consolidated statement of operations.

         The software development operations of Rx-Pro were previously reported as a discontinued operation during fiscal year end June 30, 2002.

         Summarized information for the major classes of assets and liabilities of Rx-Pro are as follows:

                                                                    SEPTEMBER 30,
                                                                         2002
                                                                    -------------
Assets:
    Accounts receivable                                             $    303,657
                                                                    ------------
Liabilities:
    Accounts payable to pharmacies                                       277,810
                                                                    ------------

Net assets of discontinued operations                               $     25,847
                                                                    ============

         Summarized information of discontinued operations is as follows:

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 -------------    -------------
         Revenues:
             Pharmacy components                                 $          --    $   1,788,473
             Rx-Pro                                                     31,887           39,362
                                                                 -------------    -------------

               Total revenues                                    $      31,887    $   1,827,835
                                                                 =============    =============

         Income (loss) from discontinued operations:
             Pharmacy components, net of income tax expense of
               $0 in 2002 and benefit of $37,000 in 2001
                                                                 $          --    $    (110,913)
             Rx-Pro, no tax effect                                      23,127          (42,853)
             Loss on disposal of Rx-Pro, no tax effect                 (23,957)              --
                                                                 -------------    -------------

               Loss from discontinued operations, net            $        (830)   $    (153,766)
                                                                 =============    =============

3.       GOODWILL

         In July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires companies to stop amortizing goodwill and certain intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be tested for impairment at least annually. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives.

         Under SFAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are the same as its underlying business units. The new impairment methodology called for under SFAS 142 differs from the Company's prior policy, which was permitted under earlier accounting standards, of using undiscounted expected future cash flows of the acquired asset to determine if goodwill is recoverable. SFAS 142 requires a two-step process for testing impairment. First, the fair value of a reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If the reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of a reporting unit's goodwill is determined by allocating the reporting unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of goodwill impairment loss is measured as the excess of the goodwill carrying value over its implied fair value.

         SFAS 142 requires that the Company perform a transitional impairment test of its goodwill and the first step of the impairment test must be completed no later than December 31, 2002. As of September 30, 2002, the Company had not completed the first step of the transitional impairment test. The Company is currently evaluating the impact of adopting this standard and cannot estimate the effect on the Company's consolidated financial statements beyond discontinuing amortization. Any transitional impairment loss related to the Company's goodwill must be measured no later than June 30, 2003 and recognized as a cumulative effect of a change in accounting principle in the consolidated financial statements.

         During the three-month period ended September 30, 2002, there were no changes in the carrying amount of the Company's goodwill. A summary of the Company's goodwill identified by reportable segment is in Note 5 "Segment Information".

         The Company's adoption of SFAS 142 resulted in the elimination of goodwill amortization effective July 1, 2002. The Company's 2001 results are reported on a historical basis and do not reflect the provisions of SFAS 142. Had the Company adopted this new standard on July 1, 2001, net income would have excluded amortization expense. The following table adjusts net income and earnings per share as if SFAS No. 142 had been adopted for all periods presented:

                                                           THREE MONTHS ENDED
                                                           SEPTEMBER 30, 2001
                                                     -----------------------------
                                                                       Net Income
                                                                       per Common
                                                                     Share - basic
                                                      Net Income      and diluted
                                                     -------------   -------------
As reported - historical basis                       $      56,780   $          --
Add back: Goodwill amortization                             72,554              --
                                                     -------------   -------------
Adjusted net income                                  $     129,334   $          --
                                                     =============   =============

4.       EARNINGS PER SHARE

         Included in the weighted average shares computation are (a) 26,134,980 equivalent shares, representing 2,613,498 shares of Series A Preferred Stock outstanding as of September 30, 2002, and (b) 28,168,710 equivalent shares representing 2,816,871 shares of Series A Preferred Stock outstanding as of September 30, 2001.

         The weighted average share computation also includes the dilutive effect of employee stock options granted in connection with the Company's 2000 Stock Incentive Plan. Stock options outstanding as of September 30, 2002 and 2001 did not have a dilutive effect because the average market price of the Company's common stock did not exceed the exercise price.

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               ------------------------------
                                                                   2002             2001
                                                               -------------    -------------
Numerator:
    Income (loss) from continuing operations                   $    (184,144)   $     210,546
                                                               -------------    -------------
    Loss from discontinued operations                                   (830)   $    (153,766)
                                                               -------------    -------------
    Net income (loss)                                          $    (184,974)   $      56,780
                                                               =============    =============

Denominator:
    Weighted average common shares:
      Common shares outstanding                                   10,105,381        7,796,651
      Common share equivalents of Series A preferred stock        26,134,980       28,168,710
                                                               -------------    -------------

Basic weighted average shares                                     36,240,361       35,965,361

    Effect of dilutive securities:
      Employee stock options                                              --               --
                                                               -------------    -------------

Diluted weighted average common shares                            36,240,361       35,965,361
                                                               =============    =============

Income (loss) per share - basic and diluted:
    Continuing operations                                      $       (0.01)   $        0.01
                                                               -------------    -------------
    Discontinued operations                                    $          --    $       (0.01)
                                                               -------------    -------------
    Net income (loss)                                          $       (0.01)   $          --
                                                               =============    =============

5.       SEGMENT INFORMATION

         The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in financial statements. The Company's business segments for the periods covered are comprised of retail and institutional pharmacy operations ("Pharmacy"); home health care infusion products and services ("Infusion"); and wholesale distribution of pharmacy supplies ("Non-Drug").

         The accompanying segment information does not include the operating results and assets of the Online Service segment which in prior years was comprised entirely of the operations of Rx-Pro.

         Summarized segment information was as follows:

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           --------------------------------
                                                                                2002              2001
                                                                           --------------    --------------
Segment Revenues:
    Pharmacy                                                               $    8,283,800    $    9,282,000
    Infusion                                                                    2,583,900         3,583,000
    Non-Drug                                                                      745,200           832,000
                                                                           --------------    --------------
Total segment revenues                                                     $   11,612,900    $   13,697,000
                                                                           ==============    ==============

Segment Earnings:
    Pharmacy                                                               $      240,700    $      469,000
    Infusion                                                                      296,800           682,000
    Non-Drug                                                                       20,000           (17,000)
                                                                           --------------    --------------
Total segment earnings                                                            557,500         1,134,000
                                                                           --------------    --------------

Corporate expenses                                                               (475,400)         (630,000)
Interest and financing expense, net                                              (210,000)         (114,000)
Depreciation and amortization                                                     (56,200)         (114,000)
                                                                           --------------    --------------

Income before income taxes                                                 $     (184,100)   $      276,000
                                                                           ==============    ==============

                                                                           SEPTEMBER 30,
                                                                                2002
                                                                           --------------
Segment Assets:
    Pharmacy                                                               $    5,143,500
    Infusion                                                                    4,590,600
    Non-Drug                                                                    1,516,600
                                                                           --------------
Total segment assets                                                           11,250,700
                                                                           --------------

Corporate                                                                       1,145,000
Net assets of discontinued operations                                              25,800
                                                                           --------------
      Total assets                                                         $   12,421,500
                                                                           ==============

Segment Goodwill:
      Pharmacy                                                             $           --
      Infusion                                                                  1,032,000
      Non-Drug                                                                  1,003,800
                                                                           --------------
Total segment goodwill                                                     $    2,035,800
                                                                           ==============

6.       SUBSEQUENT EVENT

         On November 1, 2002, the Company closed the Total Health Care pharmacy and its assets were relocated to the Dougherty's pharmacy. The Company does not expect this pharmacy closure will have a material impact on the Company's consolidated financial statements.



                                *****************

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF THE TERMS "EXPECTS," "WILL," "ANTICIPATES," "ESTIMATES," "BELIEVES," "PLANS" AND WORDS OF SIMILAR MEANING. THESE FORWARD-LOOKING STATEMENTS RELATE TO OUR BUSINESS PLANS, PROGRAMS, TRENDS, RESULTS OF FUTURE OPERATIONS, FUNDING OF FUTURE GROWTH, ACQUISITION PLANS AND OTHER MATTERS. IN LIGHT OF THE RISKS AND UNCERTAINTIES INHERENT IN ALL PROJECTED MATTERS, THE INCLUSION OF FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES OR PLANS WOULD BE ACHIEVED OR THAT OPERATING EXPECTATIONS WILL BE REALIZED. REVENUES AND RESULTS OF OPERATIONS ARE DIFFICULT TO FORECAST AND COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR BELIEF WITH RESPECT TO THE SUFFICIENCY OF CAPITAL RESOURCES, OUR ABILITY TO COMPLETE AND ASSIMILATE ACQUISITIONS, AND OUR ABILITY TO COMPETE IN OUR PHARMACY AND PHYSICIAN SERVICES BUSINESSES. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS FOR, AMONG OTHERS, THE FOLLOWING REASONS: (A) INCREASED COMPETITION FROM EXISTING OR NEW COMPETITORS, (B) CHANGES IN GOVERNMENT REGULATION OF THE PHARMACY OR HEALTHCARE INDUSTRIES, (C) CHANGES IN THE REIMBURSEMENT COSTS OR POLICIES OF HEALTH INSURANCE COMPANIES OR FEDERALLY-FUNDED INSURANCE PROGRAMS, (D) THE FAILURE OF HEALTH INSURANCE COMPANIES AND FEDERALLY FUNDED INSURANCE PROGRAMS TO MAKE PAYMENTS IN ACCORDANCE WITH THE TIME PERIODS SPECIFIED IN THEIR AGREEMENTS WITH THIRD-PARTY PROVIDERS LIKE US, (E) OUR FAILURE TO COLLECT RECEIVABLES FROM HEALTH INSURANCE COMPANIES THAT MAY EXPERIENCE FINANCIAL HARDSHIPS OR FAILURE AS A RESULT OF INCREASES IN THE COSTS OF PROVIDING HEALTHCARE SERVICES IN EXCESS OF THE AMOUNT OF REVENUE RECEIVED BY INSURANCE COMPANIES UNDER EXISTING CONTRACTUAL COMMITMENTS, (F) OUR FAILURE TO MANAGE OUR GROWTH AND INTEGRATE BUSINESSES ACQUIRED OR TO BE ACQUIRED, AND (G) OUR FAILURE TO ATTRACT OR RETAIN KEY EMPLOYEES. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FOR A MORE COMPLETE DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE "CERTAIN BUSINESS FACTORS" IN ITEM 1 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2001 FILED WITH THE SECURITIES & EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS MADE HEREIN.

SUBSTANTIAL RISKS RELATED TO OUR FINANCIAL CONDITION

We have been in monetary default and in default under various financial and other covenants under our revolving line of credit and term loan credit facility with Bank of Texas, N.A. ("Senior Lender") since August 31, 2002. This indebtedness is secured by a lien on substantially all of our assets. These defaults could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is extremely unlikely that we would be able to borrow sufficient additional funds to refinance such debt and would be required to seek bankruptcy protection.

Since mid-February 2002, we have been on credit hold with Amerisource, our principal inventory supplier and one of the largest pharmaceutical distributors in the United States, meaning that no additional credit has been extended to the Company. We have continued to receive product on a regular basis, without interruption, from our supplier on a cash-on-delivery basis. We hold an outstanding balance of approximately $5.7 million with Amerisource and we have not made progress payments on this trade debt since September 2002. Our debt obligation to Amerisource is not secured by any of the Company's assets. No assurances can be given that this supplier will not take actions to collect past due accounts and will continue to supply inventory to the Company. There are also no assurances that we will be able to replace our current principal vendor if we are required or desire to do so. If we are unable to continue to obtain inventory, we will not be able to continue operating our business.

We have been attempting, without success, to restructure our senior secured debt with Senior Lender since approximately February 2002. Management is not confident that we will be successful in refinancing our senior secured debt with Senior Lender without substantially reducing the amount of our unsecured trade debt. The Company does not have sufficient cash flow to service the Company's senior secured debt and the Company's trade debt. As a result, the Company may be forced to seek protection by filing bankruptcy in order to restructure our debt.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUE. Revenue from continuing operations decreased 15.2%, from $13.7 million to $11.6 million, primarily due to the decrease in revenue at Dougherty's Pharmacy and decrease in revenue at Total Health Care. Park Infusion sales increased 11% from the prior year primarily due to the fact that infusion sales from DHI were merged in April 2002. Medicine Man revenue also increased 5% over the prior year excluding the Dickinson store which was sold in December 2001.

         GROSS PROFIT. Gross profit from continuing operations decreased from $5.3 million to $4.2 million. The decrease was attributable to the decrease in revenue at our Dougherty's and Total Health Care locations. Gross profit margin from continuing operations stayed at 36% in the earlier period to the latest period. Gross margin improved to 58% from 56% at our Park Infusion in large part to an improved therapy mix at Park Infusion.

         As we have indicated in prior reports, our gross margin will fluctuate from period to period on account of several factors, among them (i) shifts in prescription or therapy mixes, (ii) changes in the make-up of total revenue, e.g. infusion growing faster than retail, and (iii) acquisitions of either higher- or lower-margin businesses than our current blended average. In general, we would expect, but cannot guarantee, that gross margin would usually exceed 35% on a blended basis. This is in keeping with our strategy to provide high-end and technical pharmacy products and services.

         PAYROLL AND RELATED EXPENSES. Payroll and related expenses decreased 12% from quarter to quarter, from $2.6 million to $2.4 million. The change from period to period was the result of the reduction at the Dougherty's location.

         For the most recent quarter, payroll represented 21% of total revenue compared to 19% a year earlier. Going forward, we would expect payroll to represent a comparable proportion of revenue, if not improve over time, due principally to our ongoing focus on operating efficiencies that we expect will limit payroll growth.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased 21% from $2.2 million in September 2001 to $1.7 million in September 2002. The reduction was primarily due to decreases at corporate and Dougherty's. Management is evaluating the SG&A expenses monthly to maximize.

         DEPRECIATION AND AMORTIZATION. For the three months ended September 30, 2002, depreciation and amortization was $56,000, or 0.5% of revenue, compared to $114,000, or .8% of revenue in the year-earlier period.

         INCOME FROM OPERATIONS. Income(Loss) from Operations, or Earnings before Interest and Taxes, was ($184,000), or (1.6%) of revenue, for the three months ended September 30, 2002, compared to $211,000, or 1.5% of revenue, a year earlier.

         INTEREST EXPENSE AND OTHER INCOME/EXPENSE. Interest Expense for the September 2002 quarter was $185,000, up 91% from $97,000 the prior year. This increase in cost reflects increase in the interest rate from Bank of Texas.

         NET INCOME(LOSS). For the three months ended September 30, 2002 and 2001, respectively, net income(loss) was ($185,000), or (1.6%) of revenue, and $57,000, or .4% of revenue.

LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

Over the next quarter and beyond, we will continue our focus on operations, refining the changes that have been implemented to date and implementing additional changes to set the stage for consistency in profitability. Specifically, we will continue to emphasize, among other things, 1) "profitable" sales, 2) collection of accounts receivable, and 3) improved inventory management. The net objective of these initiatives is to maximize cash amid managed growth.

Historically, independent pharmacies, among them our retail subsidiaries, sold what the customer needed, regardless of the profit. But squeezed costs under managed care have rendered a good deal of pharmacy business marginally profitable or simply not profitable at all. Although we strive to meet every customer's needs, the reality is that we must generate sales that are profitable for the company not only to survive, but thrive. In order to ensure that we will continue in a position to service our customers, we are actively reviewing certain business lines, product offerings and even drug sales to concentrate on those items that meet certain profitability thresholds. We are also reviewing insurance contracts to opt out of those that do not meet minimum gross profit margins. The nature of pharmacy has changed, and we are working diligently to adapt for success.

BANK FINANCING

Park Pharmacy is in default under its bank financing with Bank of Texas, N.A.

TRADE CREDIT

Since mid-February, we have been on credit hold with Amerisource, our principal inventory supplier, meaning that no additional credit has been extended above what is presently owed. We have continued to receive product on a daily basis, without interruption, from our supplier on a cash-on-delivery basis. Given this arrangement, our management has instituted purchasing controls to ensure that inventory levels remain sufficient but not excessive.

Since being placed on credit hold, from time to time as cash has been available, we have made progress payments against outstanding balances owed to this vendor. We continue to hold a significant outstanding balance with this vendor, have not made progress payments to this vendor since September 2002 and do not anticipate making progress payments to Amerisource in the foreseeable future. Our ability to generate excess cash flow will depend on the collection of past due accounts receivable along with cash generated through profitable operations.

No assurances can be given that this supplier, or any of our other suppliers, will not take actions to collect past due accounts. If we are unable to timely obtain inventory, we will not be able to continue operate our business.

HEIGHTENED BUSINESS RISKS

Investors should carefully consider the following risk factors and all other information contained in our Form 10-KSB for the year ended March 31, 2002 and Form 10-Q for the quarter ended September 30, 2002. Investing in our common stock involves a high degree of risk. In addition to those described below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, we could be forced to file bankruptcy and our investors may lose all or a substantial part of their investment. See the note regarding forward-looking statements included at the beginning of Item II - Management's Discussion And Analysis of Financial Condition and Results of Operations in this Form 10-Q.

         WE HAVE INCURRED LOSSES FOR THE LAST FISCAL YEAR AND IN THE CURRENT PERIOD. WE ARE NOT LIKELY TO ACHIEVE PROFITABILITY IN FUTURE PERIODS. We incurred losses of approximately $(9.9) million for the fiscal year ended June 30, 2002 and losses of approximately $(200,000) for the fiscal quarter ended September 30, 2002. The losses in these periods are largely attributable to our lack of success in implementing our acquisition strategy, unprofitable operations and our highly leveraged balance sheet. It is unlikely that we will achieve profitability without restructuring our senior secured debt and trade debt. It may be necessary to file bankruptcy in order to restructure our debt.

         BANK DEFAULT, DEA INVESTIGATION AND PRINCIPAL VENDOR RELATIONSHIP. We are in default under our senior secured credit facility with Senior Lender. We also have a large past due balance with our principal supplier of pharmaceutical products and currently operate under a cash-on-delivery basis with this vendor. Additionally, the Drug Enforcement Administration has proposed that we pay a large fine in connection with our alleged violation of the Controlled Substances Act. These events, singularly or collectively, if not resolved in a satisfactory manner, could have a material adverse effect on our business and ability to continue to operate our business and require that we seek bankruptcy protection.

         NO ACTIVE STOCK MARKET. An active trading market for our common stock does not exist and we cannot ensure that an active trading market for our common stock will exist in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt is at a fixed interest rate. Therefore, the Company is not impacted by changes in interest rates related to the debt.

ITEM 4.  CONTROLS AND PROCEDURES

VALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Accounting Officer believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

CHANGES IN INTERNAL CONTROLS

We are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS


              Not applicable.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS


              Not applicable


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              As of September 30, 2002, the Company was past due in payment of approximately $5.4 million of principal and accrued interest. The Company was also past due with its trade vendors in the payment of approximately $6.7 million as of September 30, 2002. For additional information, see notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


              No matter was submitted to a vote of security holders of the Company during the fiscal quarter ended September 30, 2002.


ITEM 5.       OTHER INFORMATION

              Not applicable.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

              None.


REPORTS ON FORM 8-K

              99.1  Certification for Craig Mackey

              99.2  Certification for Philip Waltrip

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PARK PHARMACY CORPORATION

                                      Date: November 21, 2002


                                      By: /s/ CRAIG MACKEY
                                         --------------------------------------
                                         Craig Mackey
                                         President and Chief Operating Officer



                                      Date:  November 21, 2002



                                      By: /s/ PHILIP WALTRIP
                                         --------------------------------------
                                         Philip Waltrip
                                         Vice President, Chief Financial Officer
                                         and Assistant Secretary






86229-1

                                 CERTIFICATIONS

         I, Craig Mackey, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Park Pharmacy Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By:  /s/ CRAIG MACKEY
                                          -------------------------------------
                                          Craig Mackey
                                          President and Chief Operating Officer
Date:  November 21, 2002

                                 CERTIFICATIONS



         I, Philip Waltrip, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Park Pharmacy Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    By:  /s/ PHILIP WALTRIP
                                       -------------------------------------
                                       Philip Waltrip
                                       Vice President, Chief Financial Officer
                                       and Assistant Secretary
Date:  November 21, 2002

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  99.1            Certification for Craig Mackey

  99.2            Certification for Philip Waltrip